Form 10-K
period 2006-12-31
MEDecision, Inc.
filed 2007-03-28
CIK 1367705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-33191

MEDecision, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2530889
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
601 Lee Road
Chesterbrook Corporate Center
Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 540-0202

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock,	The NASDAQ Stock Market LLC
no par value per share

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not applicable	Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filed and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 27, 2007, 15,247,638 shares of the registrant’s common stock, no par value per share, were outstanding. As of such date, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $44,053,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Market on March 27, 2007. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on March 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Portions of Proxy Statement for	Part III
2007 Annual Meeting of Shareholders

This Annual Report on Form 10-K, including the sections labeled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this Annual Report on Form 10-K. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading “Risk Factors,” as well as those discussed elsewhere in this Annual Report on Form 10-K. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

PART I

Item 1.                        Business.

Company Overview

MEDecision, Inc., which was incorporated in October 1988 under the laws of Pennsylvania, is referred to throughout this report as “MEDecision,” the “Company,” the “registrant,” “we,” “us,” or through similar expressions. These terms are used on the basis of consolidation described in note 1 to the consolidated financial statements that are set forth in Part II, Item 8 of this 10-K Report.

We are a provider of software, services and clinical content to healthcare payers that allow them to improve the quality and affordability of healthcare provided to their members and increase their administrative efficiency. Our Collaborative Care Management suite analyzes data, automates payer workflow processes and electronically connects payers, providers and patients, providing them with a common view of the patient’s health that helps to foster better clinical decision making. Our solution is built around a suite of modular and easily configurable software applications and utilizes the Internet to link our payer customers to their members and their members’ chosen healthcare providers.

In order to streamline our product positioning and more clearly represent product functionalities, we renamed and reorganized our product offerings during the first quarter of 2007. As a result, the Integrated Medical Management and Collaborative Data Exchange product suites were combined to be a part of our Collaborative Care Management suite umbrella. The name of our Analytics and Disease Management product was changed to Data Gathering and Analytics, while our Transactions and Information Exchange product was renamed Collaborative Data Exchange.

Our Collaborative Care Management suite is comprised of four related product modules—(i) Data Gathering and Analytics; (ii) Clinical Rules and Processes; (iii) Advanced Medical Management; and (iv) Collaborative Data Exchange. Data Gathering and Analytics is a data engine with an analytics component that enables a payer to process, summarize and evaluate information from both internal and external sources. Clinical Rules and Processes is a clinical content and process management solution featuring embedded, state-of-the-art clinical best practices that have been validated by evidence-based medicine. Advanced Medical Management is a care management solution consisting of workflow and detection tools that address the continuum of care management processes, such as specialized case and disease management, admission and outpatient certification, referral management, concurrent review and discharge planning. Collaborative Data Exchange is a communication service that facilitates the mutual transmission of information between the various stakeholders in the healthcare process. Collaborative Data Exchange addresses the entire spectrum of clinical data exchange: from basic service requests (referrals, authorizations and extensions) to simple clinical information transfer (questionnaire fulfillment) to complex electronic health record-based transactions. The Collaborative Data Exchange module allows our customers to securely transmit health records containing critical patient information in an easily understood format to patients and providers at the time they are making treatment decisions. We refer to these health records as Patient Clinical Summaries, and believe that they are a critical first step to developing Electronic Health Records. In the future, we expect our Patient Clinical Summaries to integrate additional information provided by patients and a broad range of providers, thereby increasing their value to all constituents.

As of December 31, 2006, our customers included approximately 56 regional and national managed care organizations, including the largest organizations in more than 27 regional markets. Based on our review of publicly available information and our customers’ enrollment data, we believe that, in the aggregate, our customers insure or manage care for approximately one out of every six insured persons in the United States. Depending on the application, we provide our solutions on an annual subscription basis, on a per-transaction basis or under limited term licenses, all of which provide us with recurring revenue.

We primarily license our solutions through direct sales to customers in the United States. Our revenue has increased at a compound annual growth rate of 28.1% since 2002, to $44.2 million for the year ended December 31, 2006, from $16.4 million for the year ended December 31, 2002.

Our Initial Public Offering

On December 18, 2006, we completed our initial public offering in which we and certain selling shareholders sold an aggregate of 4,700,000 shares of our common stock at a price to the public of $10.00 per share. The net proceeds to us from the sale of 3,300,000 of those shares were approximately $26.4 million after deducting underwriting commissions and offering expenses. We have used approximately $9.5 million of the net proceeds to pay the accrued and unpaid cash dividends to the former holders of our Series B and Series C preferred stock whose shares automatically converted into common stock upon the consummation of the initial public offering and approximately $0.6 million of the net proceeds to repay the balance outstanding on our working capital credit facility prior to the initial public offering. We intend to use the balance of the net proceeds from our initial public offering for general corporate purposes including working capital needs.

Industry Overview

The Centers for Medicare & Medicaid Services, or CMS, projected that more than $2.0 trillion was spent on healthcare in 2005, representing 16% of U.S. Gross Domestic Product, or GDP. CMS estimates that spending will grow to $4.0 trillion by 2015, or 20% of GDP, representing 7.2% annual growth since 2004. Healthcare costs are increasing in part due to improvements in medical technology and medical treatments, but also because of increases in general utilization of healthcare products and services. Rising healthcare costs negatively impact a wide array of constituencies, including federal and state governments, employers, consumers and healthcare providers. However, we believe that the broad array of healthcare payers is the most directly impacted. Payers include federal and state government programs like Medicare, Medicaid and public employee health benefit plans, large commercial insurers and numerous other national, regional and local health plans and administrators and self-insured corporations. Rising healthcare costs consistently threaten to negatively impact these payers.

We believe that payers have two options if they are to maintain their viability. First, payers can proactively manage the delivery of healthcare services and products to their members to improve the quality and cost of care. Second, they can offset rising healthcare costs by reducing their internal administrative costs through efficiency gains. To the extent they are not successful at proactively managing care more effectively and reducing their internal administrative costs, payers must pass the rising cost of healthcare on to their customers and their members. Passing on these costs ultimately threatens the payers’ relationships with their customers and/or members as enterprises and consumers also seek to lower their healthcare-related expenditures. Accordingly, payers are consistently seeking new strategies to more effectively manage the care delivery process for their members and reduce their internal operating costs. Based on our research, we believe that the market for care management solutions is currently in excess of $1 billion per year and is growing at a compound annual growth rate in excess of 15.8%.

Overuse, underuse and misuse of medical services and treatments is widespread.

We believe that one of the material contributors to rising healthcare costs is overuse, underuse and misuse of medical services and treatments caused by providers lacking timely access to necessary patient information and providers consistently failing to apply clinical best practices, which we refer to as poor-quality care. We believe that this combination has led to avoidable medical errors, injuries and fatalities. For example, The Institute of Medicine reported in November 1999 that as many as 98,000 people die in hospitals each year as a result of preventable medical errors. Additionally, an article in the Wall Street Journal dated May 23, 2006 reported that the Institute for Healthcare Improvement found that poor communication is responsible for as many as 50% of all medication errors and up to 20% of adverse drug events in hospitals.

Providers Generally Lack Necessary Patient Information.   We believe that a primary contributor to medical errors is generally the lack of information exchange among different providers treating the same patients. Generally, providers have access to only the patient information contained in their own files and systems. For providers seeing a patient for the first time, the information is often limited to information provided by the patient, which is generally rudimentary, incomplete or inaccurate. We believe that this issue is particularly acute in emergency room situations where physicians need to make quick decisions about how to treat a patient, and generally lack the critical information that they need to provide the patient with optimal care. We believe that this absence of complete patient information has a negative impact on the quality and cost of care by causing providers to misdiagnose medical conditions, prescribe medications that negatively interact with each other, and order duplicative or medically unnecessary tests and procedures.

In an effort to address this critical roadblock to improving quality of care, in 2004 President Bush appointed a National Coordinator for Health Information Technology to develop a strategy for a national health information infrastructure. Largely as a consequence, we believe that electronic health information networks are gaining popularity as a potential means for fostering the exchange of healthcare data by linking payers, providers and patients to the same network. Both the Nationwide Health Information Network and its regional counterparts, the Regional Health Information Organizations, depend on the existence of Electronic Health Records, or EHRs, for their success. EHRs are intended to provide a comprehensive view of a patient’s health status and care history compiled from an individual patient’s information across the healthcare system. We believe that EHRs will eventually consolidate information supplied by payers (Payer Based Health Records), providers (Electronic Medical Records, or EMRs) and  patients (Personal Health Records, or PHRs).

However, an impediment to creating EHRs in the near term is the relative scarcity of detailed electronic patient data. According to a U.S. Department of Health and Human Services study published by the Centers for Disease Control in March 2005, only 17% of physicians were utilizing EMR systems in their practices in 2003, and under a third of hospitals were utilizing EMRs in 2002. In terms of patient-supplied data, we believe that PHRs are in their infancy. Based on our analysis of industry reports and our customers’ experience with Internet applications they provide to their members, we believe that fewer than 1% of the population of the United States has created and maintains an electronic PHR for themselves and/or their families. As a result, we believe that today’s only reliable source of comprehensive patient data comes from payers, which have vast amounts of member data contained in their legacy claims processing and care management systems.

Clinical Best Practices Are Not Universally Applied by Providers.   Even when physicians have a reasonably complete picture of a patient’s status, physicians often do not have all of the medical information that would help them treat the patient, thereby putting the patient’s health at unnecessary risk. A wide array of medical organizations, such as the American Medical Association, American Diabetes Association and American Heart Association, consistently update clinical best practices for treatment of medical conditions and chronic diseases. Although providers have access to this information, based on a RAND study published in the New England Journal of Medicine in June 2003, we believe that clinical best practices are not employed approximately 45% of the time. Failure to apply clinical best practices can raise healthcare costs by decreasing the quality and cost effectiveness of the treatment. We believe that these failures occur for a variety of reasons, including provider inability to keep up with clinical best practices due to the volume of medical conditions and diseases and the frequency with which clinical best practices change.

Given the magnitude of the challenges facing the healthcare system, the need for payers to respond to rapid increases in medical costs, and the capital requirements for information systems to address the challenges, we believe that payers are the logical drivers of change. Payers, however, face their own challenges.

Payers generally lack systems to effectively and efficiently address poor-quality care.

Due to their role in the healthcare system, payers are uniquely positioned to identify poor-quality care and have an interest in improving outcomes for their members to reduce the cost of care. As the financial intermediary between the provider and patient, payers have the opportunity to monitor the care provided to their members through active care management programs. Payers have a large volume of patient information in electronic format contained in their legacy claims processing and care management systems. However, we believe that payers generally lack the information technology systems to play these roles effectively and efficiently. Based on our experience, we believe that payers generally rely on a combination of manual processes, third-party point solutions and proprietary systems for many components of the care management process. As a result, we believe that these processes generally suffer from the following critical weaknesses:

Payers Cannot Effectively and Efficiently Identify High-Risk Patients.   In order for payers to identify poor-quality care, they must monitor the care provided to their members. Payers widely rely on manual processes, third-party providers or their own proprietary systems with limited functionality and scalability to identify high-risk members. The administrative cost of using clinical staff to closely monitor every member is prohibitively expensive and materially outweighs the financial benefits. For payers to have a positive influence on quality and cost of care at an acceptable administrative cost, we believe that they must have the technology to identify members with a high risk of substantial healthcare costs, including members with chronic diseases such as diabetes, or severe medical conditions such as breast cancer. While identifying patients whose historical costs have been high is relatively easy, the challenge is to identify those patients who will incur high costs in the next 12 to 18 months. We believe that less than 20% of payers’ most seriously ill members are responsible for a majority of the payers’ healthcare costs.

Payers Lack Information Systems to Optimally Manage Member Care.   Payers employ teams of doctors and nurses—who are in short supply and highly compensated—to monitor the care provided to high-risk members and often intervene where necessary. These professionals review each patient’s treatment plan against clinical best practices and intervene with the treating provider and patient to the extent poor-quality care exists. This process is referred to as care management. In our experience, these care management professionals lack comprehensive information technology systems to support their workflow processes. Furthermore, they often rely on manual, ad-hoc processes to interject clinical best practices into their workflow. As a result, we believe that the traditional care management process suffers from the following weaknesses:

•       care managers fail to consistently identify poor-quality care;

•       care managers’ intervention processes have a high risk of manual error;

•       care managers cannot consistently apply the most recent clinical best practices;

•       payers fail to capture and analyze valuable historical data; and

•       payers can only apply care management to the most obvious, highest cost members.

Payers Lack Systems Necessary to Share Critical Patient Information Internally and With Providers.   We believe that payers have the most comprehensive base of patient information in electronic format. Their legacy claims and care management systems contain basic member identification information as well as raw data on the member’s historical medical conditions, inpatient facility admissions, emergency room visits, tests and procedures, medications and providers. This information, once processed and validated, can be utilized throughout a payer’s organization to help to improve the quality of care. However, this generally does not occur, because many payers’ legacy systems are not integrated with other systems. Therefore, data housed in one system cannot be leveraged by other functional departments without direct access to that system. The information contained in payers’ legacy systems can be even more valuable at the point of care. For example, we believe that this basic information would increase an emergency room doctor’s ability to provide high quality care when presented with an unconscious patient. However, in order for this information to positively influence care decisions, providers must have on-demand access to this information in an easily understood format. To date, payers have lacked the systems necessary to automatically assemble the data, review the data for inconsistencies, analyze and summarize the data and disseminate the data internally and to providers in real time.

Benefits of Our Solutions

Our Collaborative Care Management suite is comprised of four related product modules—(i) Data Gathering and Analytics; (ii) Clinical Rules and Processes; (iii) Advanced Medical Management; and (iv) Collaborative Data Exchange. Data Gathering and Analytics is a data engine with an analytics component that enables a payer to process, summarize and evaluate information from both internal and external sources. Clinical Rules and Processes is a clinical content and process management solution featuring embedded, state-of-the-art clinical best practices that have been validated by evidence-based medicine. Advanced Medical Management is a care management solution consisting of workflow and detection tools that address the continuum of care management processes, such as specialized case and disease management, admission and outpatient certification, referral management, concurrent review and discharge planning. Collaborative Data Exchange is a communication service that facilitates the mutual transmission of information between the various stakeholders in the healthcare process. Collaborative Data Exchange addresses the entire spectrum of clinical data exchange: from basic service requests (referrals, authorizations and extensions) to simple clinical information transfer (questionnaire fulfillment), to complex electronic health record-based transactions. We believe that these solutions promote collaborative health care management where all healthcare stakeholders—the payer, the provider and the patient—participate in helping to obtain the best outcome at the best cost.

We believe our solutions allow our payer customers to improve the quality of care and reduce costs by enabling payers to:

•       Identify high-risk members.   Our solutions automatically organize the data contained in our customers’ legacy claims processing and care management systems and apply proprietary algorithms to that data to classify their members based on their risk of incurring material medical costs. We believe that these solutions increase the effectiveness of our customers’ care management programs by more accurately and efficiently identifying members that would benefit from active disease or case management, thereby helping to improve the quality and reduce the cost of care.

•       Promote consistency and reduce manual errors and administrative costs through automation.   Our solutions automate the workflow process for utilization management, case management and disease management. With respect to utilization management, our solutions automate workflow processes to enable our customers to adjudicate approximately 85% of providers’ healthcare authorization requests without manual intervention and guide utilization management specialists through the workflow process for the remaining, more complex cases. By doing so, these solutions allow our customers’ specialists to handle more cases and focus on more complex value-added tasks, thereby reducing administrative costs. With respect to case management and disease management, our solutions guide care management specialists through a systematic intervention process specifically tailored to the member’s medical condition or disease based on clinical best practices and our customers’ internal rules and guidelines. By doing so, we believe our solutions promote consistent utilization and care management processes that are less prone to manual error, thereby helping to improve the quality and reduce the cost of care.

•       Promote the consistent application of clinical best practices.   Our solutions enable care management professionals to apply clinical best practices and best processes when adjudicating the medical appropriateness of requested services, evaluating treatment plans and creating intervention plans. Accordingly, adjudications are more accurate, while care management intervention plans are more consistently based on clinical best practices helping to improve the quality of care and to reduce the cost of care.

•       Utilize analytics to improve processes.   The reporting tools contained in our solutions allow our customers to analyze historical results to determine which care management interventions were generally the most effective in improving the quality of care and cost efficiency. These tools allow our customers to continually refine and improve their internal care management rules and guidelines.

•       Enable enhanced information access.   Our solutions establish a single source of clinical information that supports integration with our customers’ other operational systems to ensure that care managers have access to the most current information. By providing access to all relevant data, we allow more effective care management programs. Our solutions also allow patients and providers to obtain a Patient Clinical Summary, which includes patient demographic information, medical conditions, providers and treatment opportunities in an on-demand, easy to use format. By providing this critical patient information to patients and providers in an easily understood format in real time, we believe that we improve the quality and reduce the cost of care. For example, in a study dated July 24, 2006 that we commissioned to be conducted on our behalf by HealthCore, Inc., a data analysis company owned by Wellpoint, the sharing of Patient Clinical Summaries by BlueCross BlueShield of Delaware with the staff at the emergency department for Christiana Care Health System greatly reduced the cost of care for patients seen in the emergency room. The study compared the costs of services delivered in the emergency department, and for those patients admitted to the hospital during their first day of hospitalization. HealthCore included data on 918 emergency room visits where Patient Clinical Summaries were retrieved and 3,590 matched “control” visits where no Patient Clinical Summaries were used. The conclusion was that overall costs paid by the health plan and the patient dropped by an average of approximately $545 per emergency department visit, or 19.7% of the average cost of the control visits that did not utilize this information.

Our Strategy

Our goal is to be the leading provider of care management solutions and to encourage market-wide adoption of our Patient Clinical Summary. Key elements of our strategy include:

•       Continue to expand our relationships with customers.   We have developed strong customer relationships, which we believe provide us with both recurring revenue streams from those customers and cross-selling opportunities. During 2006, we renewed approximately 89% of our customer contracts which were subject to renewal. Historically, our revenue per customer has increased as we have expanded our penetration within those customers by including more members and increasing the number of solutions purchased by those customers. We will further strengthen relationships with our existing customers to ensure a consistent renewal rate in the future. We also intend to develop innovative cross-selling programs to continue to increase our revenue per customer.

•       Innovate new solutions and lead the next generation of Collaborative Care Management.   Over the past five years, we have introduced several new solutions and expanded our clinical content in response to the unique needs of our customers. We have accomplished this expansion through internal development, as well as acquisitions. We intend to further develop innovative solutions, both internally and through acquisitions, to improve the quality and cost of care and increase administrative efficiency. In particular, we intend to lead the market in the development of the next generation of our Collaborative Care Management suite. To that end, we are currently developing two new software modules, called MEDeWeaver and MEDePathway, which will allow providers and patients to populate Patient Clinical Summaries with additional information. We expect these expanded solutions to serve as the foundation for Electronic Health Records by aggregating payer, provider and patient-contributed information.

•       Apply resources to ensure provider adoption of Patient Clinical Summary.   We released our Collaborative Data Exchange suite in 2005 and are currently deploying it for eight managed care organizations. We will generate a transaction fee for each Patient Clinical Summary delivered to a provider. Therefore, the growth in revenue for our Collaborative Data Exchange module will be contingent upon provider adoption of the Patient Clinical Summary. In January 2007, in order to cultivate this adoption, we created a specialized marketing and training team and are working with our customers’ provider relations departments to strengthen our ability to increase usage of our Patient Clinical Summary. We intend to continue to creatively apply resources in order to encourage provider adoption of Patient Clinical Summary.

•       Expand our customer base.   We have grown our annual revenue to $44.2 million in 2006 by licensing our solutions to approximately 56 customers. We estimate that there are at least 300 additional managed care organizations in the United States that could benefit from our solutions. Because they share the same challenges as our existing customers, we believe that self-insured companies and Medicare and Medicaid organizations are also attractive target customers. Our strategy also includes committing resources to license our solutions into smaller payers in markets where our larger customers have rolled out our principal connectivity module, Collaborative Data Exchange. We believe these smaller payers can achieve high productivity gains from the already established provider adoption of our self-service tools. Furthermore, we anticipate the emerging Regional Health Information Organizations to provide us with a new market opportunity. We intend to continue to invest in sales and marketing to increase awareness of our solutions within the payer market and obtain additional payer customers.

•       Continue to build recurring and predictable revenue streams.   Historically, we derived most of our revenue from our Advanced Medical Management module, for which our customers purchase five-year term licenses. Although this module provides us with a recurring revenue stream, the size of the license fee and the fact that we recognize the license fee at the time we enter into the contract has caused this revenue stream to fluctuate, sometimes significantly, from quarter to quarter. In 1999, we began offering our customers additional solutions and clinical content for which they pay annual subscription fees or transaction fees. These revenue streams provide us with greater quarterly revenue visibility as we recognize the revenue from annual subscription fees ratably over the term of the license and from transactions as they occur. We intend to continue to develop new solutions for which our customers will pay annual subscription fees or transaction fees.

Our Collaborative Care Management Solution

Our Integrated Medical Management Suite

Our Collaborative Care Management suite consists of four related product modules—(i) Data Gathering and Analytics; (ii) Clinical Rules and Processes; (iii) Advanced Medical Management; and (iv) Collaborative Data Exchange.

Data Gathering and Analytics.   Our Data Gathering and Analytics module is a data engine with an analytics component that enables a payer to process, summarize and evaluate information from both internal and external sources. This module creates a thorough patient clinical view and enables the identification of patients and populations that would benefit from care management and health and wellness intervention.

•       Payer Based Health Record.   Our Data Gathering and Analytics module automates the creation of an electronic Payer Based Health Record for each of a payer’s members. It does so by aggregating the data contained in the payer’s legacy claims processing systems, capturing all of the raw data related to a specific member and combining that information with the care management data that exists in the Advanced Medical Management module. After gathering the data, our Data Gathering and Analytics module applies proprietary algorithms and embedded clinical content to analyze the data for inconsistencies. For example, the existence of one test for diabetes without corresponding evidence of treatment for diabetes does not result in the listing of diabetes on the member’s list of medical conditions. Once the Payer Based Health Record has been created, it is available for use in all of our other solutions, as well as for reporting and further analysis.

•       Risk stratification.   Leveraging the same data utilized to create the Payer Based Health Record, our Data Gathering and Analytics module automatically identifies members who could immediately benefit from active disease or case management to help improve clinical or cost outcomes. After patients have been identified and their clinical information analyzed, proprietary algorithms and, in some cases, third-party applications contained in our module classify members, enabling our customers to match the intensity of the case or disease management resources with the patient’s need. In conjunction with the stratification methodology, our Data Gathering and Analytics module establishes a set of triggers for specific events that indicate whether a member is likely to become a cost or utilization outlier. These triggers can be customized to match the specific clinical criteria used by our customers, or provided as part of the Clinical Rules and Processes module.

•       Integration with Advanced Medical Management and reporting.   When integrated with our Advanced Medical Management module, the data derived by our Data Gathering and Analytics module is then electronically integrated with our customers’ care management workflow system. After a care management program has been established, the reporting tools provided in Data Gathering and Analytics allow our customers to determine which interventions were the most efficient in meeting the plan’s goals, which were the most cost effective and which led to the best health outcomes for their members. This information allows the payers’ medical directors to begin to develop best practice models, monitor their effectiveness and then modify the best practice models as necessary.

Clinical Rules and Processes.   Our Clinical Rules and Processes module is a clinical content and process management solution featuring embedded, state-of-the-art clinical best practices that have been validated by evidence-based medicine. It delivers reliable and accurate clinical rules throughout our Collaborative Care Management suite, establishing the consistency necessary for optimal diagnostics and treatment recommendations. We continually update our Clinical Rules and Processes module based on evolving clinical best practices and best processes and distribute the updated content to our customers both annually for lower priority changes and more frequently for higher priority changes.

Our Clinical Rules and Processes module consists of two primary content categories:

•       Medical Appropriateness Criteria.   This category consists of clinical content for utilization management regarding the medical appropriateness of a proposed healthcare service or treatment. These rules are used to manually or automatically adjudicate requests for authorizations and referrals.

•       Clinical Care Pathways.   This category consists of content for case and disease management that automatically populates questionnaires, goal templates and other correspondence to patients and providers. This information is integrated with the Advanced Medical Management module and is exposed to the payer care manager when they bring up a case in their workflow. We support clinical care pathways for 28 medical conditions that we believe address the majority of healthcare expenditures.

Advanced Medical Management.   Our Advanced Medical Management module is a care management solution consisting of workflow and detection tools that address the continuum of care management processes, such as specialized case and disease management, admission and outpatient certification, referral management, concurrent review and discharge planning. It allows care management staff to automatically and intelligently administer, manage and evaluate both individual and population-wide healthcare programs, which improves healthcare quality and reduces administrative and medical costs. It also assists our customers with meeting regulatory and accreditation requirements for consistent care management processes.

•       Workflow automation.   Leveraging this comprehensive data repository, our Advanced Medical Management module automates workflow across the continuum of the care management process including:

•        Utilization management.   This quality assurance process allows payers to confirm the medical necessity of healthcare services and products. Utilization management generally includes the clinical review of hospital admissions, organ transplants, elective surgeries, high-tech diagnostic tests and expensive medications, often before the service or product is delivered to the patient.

•        Case management.   This care and financial benefits coordination process supports patients with multiple conditions and/or traumatic injuries by ensuring that the patient receives the appropriate care from different members of their care team at the appropriate time and in the appropriate setting, even when the patient’s health benefit plan might require modification to provide coverage for such treatment.

•        Disease management.   These coaching and care coordination processes support patients with chronic conditions by helping to ensure that the patient understands the nature of the condition and the best ways to minimize its impact, and that the patient complies with the established treatment regimen. The disease manager also helps coordinate the patient’s interaction with the healthcare system to ensure that the patient receives the appropriate care from different members of their care team at the most appropriate time and in the most appropriate setting.

•       Interoperability with Data Gathering and Analytics.   When payers utilize our Advanced Medical Management module in combination with our Data Gathering and Analytics module, workflows are automatically populated with care management data generated by the Data Gathering and Analytics module. Additionally, since the same data also is used to create the Patient Clinical Summary for the provider, everyone on the care management team is working with consistent data.

•       Interoperability with Collaborative Data Exchange.   When payers utilize our Advanced Medical Management module with our Collaborative Data Exchange module, most authorizations and referrals that would traditionally be handled by a payer care manager for approval over the telephone are automatically clinically adjudicated with the same rules that the payer care manager would have used. Only the referrals and authorizations that are considered too complicated or questionable are presented to a payer care manager, having automatically populated their work queue, when the exception occurs. The case is then presented with all of the pertinent history and relevant clinical guidelines to help the payer care manager adjudicate the request manually.

We license a database module from InterSystems Corporation that is material to our Advanced Medical Management module. The license that originally expired on December 31, 2006 has been extended by the parties through May 15, 2007, and its renewal is currently under negotiation. In addition, the license may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. If we fail to license the InterSystems Corporation database module, it could adversely affect our ability to sell our solutions and lead to a decline in revenue and the future growth of our business.

Collaborative Data Exchange.   Our Collaborative Data Exchange module is a communication service that facilitates the mutual transmission of information between the various stakeholders in the healthcare process. Collaborative Data Exchange addresses the entire spectrum of clinical data exchange: from basic service requests (referrals, authorizations and extensions) to simple clinical information transfer (questionnaire fulfillment), to complex electronic health record-based transactions. Additionally, Collaborative Data Exchange is the resource through which we are able to deliver the Patient Clinical Summary (PCS).

With Collaborative Data Exchange, providers can electronically submit referrals, authorizations and extensions requests through multiple communication sources including the Internet, interactive voice response and electronic data interchange. As a result, payers can reach their entire provider community regardless of the provider’s technology infrastructure. When combined with the Clinical Rules and Processes module, it enables payers to automatically process requests from physicians and hospitals, which significantly reduces a payer’s administrative costs because requests are initiated, processed and completed without human intervention. Payers using the Internet and interactive voice response paths have been able to automate and approve up to 85% of their referral requests. Requests that require human intervention are flagged for further review and immediately routed to a payer care manager for resolution.

Our Collaborative Care Management Suite

Our Collaborative Care Management suite leverages the connectivity of our Collaborative Data Exchange module to deliver the Patient Clinical Summary electronically and on-demand to providers at the point of care.

Patient Clinical Summary

Our Patient Clinical Summary is an Electronic Health Record that is currently built from the data contained in the Payer Based Heath Record. In an easily understandable format, the Patient Clinical Summary presents:

•       patient demographic information, including name, date of birth, contact information and the name of the patient’s primary care physician;

•       a summary of the patient’s medical conditions categorized by severity;

•       a complete log of the patient’s facility admissions and emergency room visits;

•       a summary of historical tests and healthcare services provided to the patient;

•       a summary of medications taken by the patient;

•       a list of the patient’s historical providers, their specialty and contact information;

•       a schedule of early detection flags and potential treatment opportunities; and

•       an evaluation of the patients’ risk of needing treatment for a serious medical condition in the next 12  months.

Future Solutions

We are currently developing two additional components that we believe will increase the value of our Collaborative Data Exchange suite.

MEDeWeaver.   We believe that our MEDeWeaver module will enable the next generation of the Electronic Health Record by weaving together all available sources of patient information, including the Payer Based Health Record, the Electronic Medical Record and the Personal Health Record. MEDeWeaver is a module that gathers patient data stored in several different databases, analyzes this data for inconsistencies and combines it into one report. This product will be completed and released by development at the end of the first quarter 2007 and will be installed for a customer during the second quarter of 2007.

MEDePathway.   We believe that our MEDePathway module will allow our payer customers to leverage the data contained in the Patient Clinical Summary for other uses. For example, if a payer has a member portal through which they allow their members to access information, MEDePathway would allow the payer to expose the data contained in the Patient Clinical Summary to the patient through the portal. The data is provided as a standardized transmission allowing the payer to decide how to present it within the portal. In effect, MEDePathway will manage incoming requests for information and outgoing responses. It will validate the requestor, manage the communications and security for accepting the request from outside sources and then deliver the data to the recipient. The data sent is based on the receiver’s needs and complies with the relevant state and federal data privacy requirements. This product is currently in development and we expect it to be generally available for release to customers in the second quarter of 2007.

Professional Services

Our professional services personnel have extensive domain expertise and use our proprietary technology and content to provide implementation and consulting services and training. Many of our professional service personnel have held positions at healthcare organizations or senior level consulting positions at major consulting firms and other enterprise software companies.

Implementation and Consulting Services

Our implementation services begin with an evaluation of a customer’s current information technology infrastructure, which includes process engineering to optimize the configuration of our solutions and integration with existing applications to fit each organization’s dynamic business requirements. We support a consulting certification program and have a project management office that equips our consultants with a library of toolkits, forms, training documentation and workshop templates. We also oversee the management of customer deployments to help enable smooth, systematic and on-time implementations and maximize success and financial returns for our customers. After the initial deployment of our solutions, we provide ongoing strategic consulting services to help our customers achieve desired results in quality improvement, increased productivity, cost savings and operational effectiveness. We collaborate with customer project leaders to establish an ongoing process for continual evolution and solution optimization so that our customers can promote best practice usage and end user adoption long after we deploy our solutions.

Training

We offer a full range of educational services including pre-deployment classroom training, train-the-trainer programs, system administrator training, post-deployment specialty training, upgrade training and eLearning/web-based training. We also offer a variety of training tools to drive user adoption, including solution user manuals, process user guides, feature training exercises, a self-service website for training scheduling and registration, post-training assessments and synchronous, web-based training tools for remote users.

Technology, Development and Operations

Technology

Our Collaborative Care Management suite is built on a multi-tier, independent Java 2 Platform, Enterprise Edition, or J2EE, architecture using a standards-based Struts (Model-View-Controller) Framework that consists of open source components, commercially available products and our own proprietary tools. This framework incorporates a fully defined services-oriented architecture that allows for the continued extension and adaptability of our Collaborative Care Management suite through an underlying collection of highly cohesive, loosely coupled components. We use this programming model to abstract interfaces, standardize messaging and increase the versatility and the value of our solutions. This approach allows for platform independence coupled with high scalability and availability.

We have implemented the following guiding principles into our development methodology:

•       flexible architecture to accommodate customer change requests built upon solid business domain models and solution architecture;

•       modular solution architecture to facilitate reuse and enhance marketability;

•       database independence achieved through integration and resource tiers with no dependency on encapsulated and loosely coupled business logic;

•       leverage open community standards; and

•       incremental migration from legacy to new architecture to preserve the customer experience.

Development

We believe that three primary factors drive our innovation: our clients, our domain experts and our research and development employees. We use the feedback gained through our customer interactions and from all of our employees to add value added enhancements to the model products. We also leverage the experience of our domain experts, who produce white papers, case studies and thought pieces, which form the foundation for our innovation. Our research and development team maintains a repository of ideas, and selected ideas are presented to the market validation team. Market validated ideas progress to the prototype stage. The executive team reviews prototypes and selects those with the highest potential, which then enter the product development phase. Once in the product development stage, our team of internal software engineers develops, tests and implements the applicable code for stand-alone deployment or integration into our existing solutions, as applicable.

Total research and development expenditures were $9.4 million, $5.0 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total research and development expenditures included capitalized software development costs of $1.4 million, $2.4 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Operations

Our primary service delivery datacenter is managed by MEDecision within a SunGard hardened datacenter facility in Philadelphia, Pennsylvania. This datacenter serves as the primary facility for our transaction based solutions and also for delivery of Patient Clinical Summaries to payers, providers and patients. A physically separate segment of this facility is used to deliver our hosted solutions for customers who subscribe to this service offering. We also have a secondary datacenter in Wayne, Pennsylvania for our Data Gathering and Analytics module service bureau offering and a disaster recovery site located within another SunGard facility in Carlstadt, New Jersey. We adhere to industry standards and best practices in our domestic operations. The transaction environment is shared across clients to reduce costs for each individual client. Each client’s network connectivity is highly secured. Data backups are completed over the wide area network to our disaster recovery facility in Carlstadt, New Jersey.

Our datacenters are continuously monitored by a comprehensive set of tools and personnel, 24 hours a day, seven days a week. Our datacenters have built-in power redundancy, with two uninterrupted power supplies backed up by an industrial strength generator to provide uninterrupted service to our clients. We have documented our network, server and database management procedures including backup and recovery.

Customer Support

We believe that superior customer support is critical to our customers. Our customer support group assists our customers by answering questions and troubleshooting our solutions. Customer support is available 24 hours a day, seven days a week by telephone, email and over the Internet from a member of our customer support team. Each member of our customer support team receives comprehensive training and orientation to ensure that our customers receive high-quality support and service. Each of our customers is assigned a single point of contact. When an issue is reported to us, our customer support personnel follow a clearly defined escalation process to ensure that mission-critical issues are resolved to the satisfaction of the client. We believe that our customer service model has materially contributed to our client retention rate. As of December 31, 2006, our customer support group consisted of 21 employees located in Wayne, Pennsylvania.

Customers

As of December 31, 2006, we had contracts with 44 entities that represented approximately 56 regional and national managed care plans. Our customers include the largest managed care organizations in more than 27 regional markets.

Our sales to Health Care Service Corporation, or HCSC, and Horizon Blue Cross Blue Shield accounted for approximately 27% and 20%, respectively, of our revenue for the year ended December 31, 2006. In late 2005, HCSC selected our Collaborative Care Management solution for use by its enterprise. As part of that contract, HCSC consolidated three separate agreements with us: BlueCross BlueShield of Illinois, Texas, New Mexico and Oklahoma. On an aggregated basis, the healthcare plans covered by the HCSC agreement accounted for 25% of our revenue in 2005, and included a five-year term license fee that accounted for 13% of revenue. If the healthcare plans currently covered by the HCSC agreement are aggregated in similar fashion for the purpose of comparison with prior years, the plans also accounted for 10% of our revenue in 2004. In addition, in 2004, PacifiCare and BCBS of Massachusetts each accounted for 14% of our total revenue. No other customer accounted for more than 10% of our revenue in the years 2006, 2005 or 2004. We have described in more detail our contractual relationships with HCSC and Horizon Blue Cross Blue Shield in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Customer Contracts.”

Sales and Marketing

Our target customers include the leading regional health insurance companies and national health insurance companies. We license our solutions to new and existing customers primarily through our direct sales force. We manage our relationships with our existing customers, including cross-selling and up-selling activities, through client relationship managers. Our sales office is located in Wayne, Pennsylvania.

Our marketing initiatives are generally targeted toward increasing awareness of our solutions within the healthcare payer market. In order to do so, we participate in conferences, trade shows and healthcare industry events, conduct direct mail and email campaigns, advertise in industry-specific trade magazines and Internet websites, distribute white papers, case studies and thought pieces, and use our website to provide product and company information.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark and other common laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. However, we believe that the following factors are more essential to our ability to maintain a competitive advantage:

•       our domain expertise;

•       frequent enhancements to our solutions;

•       continued expansion of our healthcare content; and

•       the technological skills of our research and development personnel.

Others may develop products that are similar to and that compete with our technology. We generally enter into confidentiality and other written agreements with our employees and third-party partners, whereby we attempt to control access to and distribution of our software, documentation and other proprietary technology. Despite our efforts to protect our proprietary technology, third-parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property or proprietary technology or may otherwise develop a product with similar functionality as our solutions and services. Policing unauthorized use of our intellectual property and proprietary technology is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property.

Litigation regarding intellectual property is prevalent in the software industry. From time to time, in the ordinary course of our business, we may be subject to claims relating to our intellectual property rights or those of others, and we expect that third-parties may commence legal proceedings or otherwise assert intellectual property claims against us in the future, particularly if we expand the scope of our business, increase the number of products we offer that compete with third-parties in the industry or the functionality of our solutions or services overlap with those of third-parties. We cannot be certain that a third-party does not have a patent or other intellectual property rights that could result in a future claim against us. These actual and potential claims and any resulting litigation could subject us to significant liability for damages. In addition, even if we prevail, litigation could be expensive, time consuming and require additional resources of ours to defend and could affect our business materially and adversely. Any third-party claims or litigation may also limit our ability to use various business processes, software and hardware, other systems, technologies or intellectual property, unless we are able to enter into a license agreement with such third-party, which may not be available on commercially reasonable terms, if at all.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Collaborative Care Management suite competes with Landacorp, Inc., McKesson Corporation and The TriZetto Group, Inc., each of which offer products that compete with one or more modules in our suite of solutions. The principal competitive factors in our industry include:

•       solution breadth and functionality;

•       ease of deployment, integration and configuration;

•       domain expertise;

•       depth of clinical content;

•       service support;

•       solution price;

•       breadth of sales infrastructure; and

•       breadth of customer support.

We believe that we generally compete favorably with respect to all of these factors.

We may face future competition from large, established healthcare information technology companies, as well as from emerging companies. Barriers to entry into our industry are relatively low, new software products are frequently introduced and existing products are continually enhanced. In addition, we expect that there is likely to be consolidation in our industry, which would lead to increased price competition and other forms of competition. Established companies not only may develop their own competitive products, but also may acquire or establish cooperative relationships with current or future competitors, including cooperative relationships between both larger, established and smaller public and private companies. In addition, our ability to license our solutions will depend, in part, on the compatibility of our software with software provided by our competitors. Our competitors could alter their products so that they will no longer be compatible with our software or they could deny or delay access by us to advance software releases, which would limit our ability to adapt our software to these new releases. If our competitors were to bundle their products in this manner or make their products non-compatible with ours, our ability to license our solutions might be harmed and could reduce our gross margins and operating income.

Employees

As of December 31, 2006, we had 243 employees, consisting of 37 employees in sales and marketing, 104 employees in research and development, 75 employees in delivery and support of our solutions and 27 employees in general and administrative positions. None of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced any interruptions of our operations as a result of labor disagreements.

Item 1A.                Risk Factors.

Our future results may be affected by industry trends and specific risks in our business. Some of the factors that could materially affect our future results include those described below. Operating results for future periods are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Factors that could have a material adverse effect on our business, results of operations, and financial condition include, but are not limited to, the following:

Our business may not continue to grow if the size of the market for care management solutions and market acceptance of our solutions does not continue to grow.

Our growth is dependent upon the overall growth of the market for care management solutions, which is in the early stages of development and is rapidly evolving. In addition, our growth is dependent on the continued adoption of new software and technologies, including electronic health records, by managed care organizations. In new and rapidly evolving industries such as ours, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced solutions and services. Achieving and maintaining market acceptance for new or updated solutions and services is likely to require substantial marketing efforts and the expenditure of significant funds to create awareness and demand by potential customers. There can be no assurance that the revenue opportunities from new or updated solutions and services will allow us to recover amounts we spend for their development, marketing and roll-out. If the market refuses to adopt our solutions or if a competitor develops a solution or service that is preferred by the market, the demand for our solutions will decrease, and we may not be able to sustain or increase our levels of revenue or profitability in the future.

If the reliance and adoption of electronic Patient Clinical Summaries by healthcare providers is not widespread or competing solutions prove more attractive to healthcare providers, then our future revenue growth will be materially adversely affected.

Although our success in marketing our Patient Clinical Summaries will be measured by sales to healthcare payers, the growth of our revenue is reliant on the adoption of electronic Patient Clinical Summaries by doctors and other healthcare providers. In the future, there may be more effective alternatives to our Patient Clinical Summaries for patient records, including solutions marketed by our competitors, physician sponsored electronic health records and other more traditional means of medical record storage. The future success of our business model is, in large part, linked to the adoption by healthcare professionals of our Patient Clinical Summaries. If these professionals ultimately prefer a different method by which to gain medical information about their patients, then our results of operations and financial condition could be adversely affected.

If Regional Health Information Organizations do not gain widespread acceptance, our future growth and revenue may suffer.

Our growth prospects are dependent, in part, on the implementation of Regional Health Information Organizations as a facility for the retrieval of patient data and delivery of Patient Clinical Summaries. If federal, state and other regional legislative and regulatory authorities delay or oppose implementing these clinical data exchanges, it will be more difficult for us to incorporate data from healthcare providers into our Patient Clinical Summaries. This limitation could negatively affect the usefulness of our products and could significantly limit the growth of our market. In addition, this limitation could lead to greater competition for what would become a smaller market in which to license our current solutions, resulting in additional expenses in marketing our solutions and adverse effects on our results from operations and our ability to provide Patient Clinical Summary based products. Furthermore, our solutions may not be well suited for the type of organization, if any, that ultimately gains widespread acceptance for the dissemination of patient health information. This situation could cause us to incur additional expenses to customize our solutions to be acceptable to these new market participants without any short-term revenue, or future prospect of revenue, to cover these costs. As a result, we may not achieve our expected growth or sustain or increase our revenue or profitability in the future.

The ability of some of our customers to compete with us, and other customers to provide solutions that are similar to those we offer may adversely affect our market and lower our revenue and profits.

Some of our customers sell or license care management solutions that compete with ours or have current intentions to develop them. For example, some payer customers currently offer electronic data transmission services to healthcare providers that allow them to download patient health information in a format similar to the format offered by our solutions through affiliated clearinghouses, Internet portals and other means of communications. In addition, some of our customers have extensive internal development resources and provide their organizations with solutions similar to ours. For example, some of our customers internally develop functions such as patient analytics and data warehousing. The ability of payers to implement competing technology or to provide services similar to ours may adversely affect our ability to sell our solutions to these entities or the terms and conditions we are able to negotiate in our agreements with them, which may lower the revenue and profits that we currently realize from these transactions.

If we fail to comply with broad patient privacy and medical information security laws and regulations, we could be subject to fines and civil and criminal penalties that could negatively impact our business and operating results.

As part of the operation of our business, our customers provide us, or our solutions interface, with patient-identifiable medical information. Government legislation and industry rulemaking, particularly the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use and implementation of security, privacy and other standards and requirements for the receipt, creation, maintenance and transmission of certain electronic protected health information. Generally, HIPAA regulations directly affect what are referred to as Covered Entities. Most of our customers are Covered Entities, and we function in many of our relationships as a business associate, under business associate agreements with those customers. The federal agencies charged with enforcement authority under HIPAA have taken the position that a Covered Entity can be subject to HIPAA penalties and sanctions for certain material breaches of a business associate agreement. The penalties for a violation of HIPAA by a Covered Entity can be significant and include both civil and criminal penalties and fines and could have an adverse impact on our business, financial condition and results of operations, if such penalties ever were imposed on customers of ours due to a defect in one of our solutions or the unauthorized release of patient-identifiable medical information. We have policies and procedures that we believe assure material compliance with all federal and state confidentiality requirements for the handling of protected health information that we receive from Covered Entities and with our obligations under business associate agreements. If, however, we do not follow those policies and procedures, or if they are not sufficient to prevent the unauthorized disclosure of protected health information, we could be subject to liability and lawsuits, termination of our customer contracts or our operations could be shut down.

Moreover, because all HIPAA regulations are subject to change or interpretation and because certain other HIPAA standards are not yet published, we cannot predict the full future impact of HIPAA on our business and operations. In the event that the HIPAA regulations and compliance requirements materially change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected.

Furthermore, states may pass legislation regulating how a patient’s medical information may be shared among payers and providers that are more stringent than the equivalent federal laws. The passage of state laws that affect information sharing may affect the ability of our customers to use our solutions, therefore reducing demand for our solutions, which would negatively impact our revenue and financial condition. We may need to incur significant costs to monitor active state legislation and to lobby legislators to prevent the passage of state legislation that would adversely affect our ability to sell our solutions.

If HIPAA regulations are changed to require patients to provide written consent to the sharing of their information for treatment and health care operations, our future growth and revenue may suffer.

Currently under HIPAA, written consent from patients is not required when sharing patient health information among Covered Entities and business associates for “treatment” purposes and “healthcare operations.” Patients may choose to “opt out” of an information sharing process, if desired, to protect their privacy. However, if federal or state legislation modifies existing privacy regulations to require a patient to provide written consent prior to any provider’s or payer’s retrieval of a patient’s health care information from certain sources for treatment or healthcare operations, it may significantly decrease the amount of information that we could gather in our Patient Clinical Summaries. This situation would decrease the usefulness of our Patient Clinical Summaries and the demand for such products. Any decreased demand would reduce our future revenue and negatively impact our business and future growth.

Initiatives encouraging increased use of information technology in the healthcare sector may result in increased competition.

There are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare to improve care while reducing costs. These and other initiatives may encourage more competitors to develop, sell or license solutions and services to our current and potential customers. In addition, competition from information technology solutions and services made available to healthcare payers on a not-for-profit or other low-cost basis by or on behalf of governmental entities could have an adverse impact on sales of our solutions and services. The effect that these initiatives may have on our business is difficult to predict, and we can provide no assurances that we will adequately respond to the increased competition resulting from these initiatives or that we will be able to take advantage of any resulting opportunities.

Increased government involvement in the healthcare sector may limit the ability of potential customers to purchase and use our solutions, which could reduce revenue and materially affect future growth.

Healthcare system reform in the United States under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and other federal and state initiatives, such as a national healthcare system, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship and may limit their ability to purchase and use our solutions and services. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or the impact those initiatives may have on our business, financial condition or results of operations. Our customers and the other entities with which we have a business relationship could react to these initiatives by curtailing or deferring purchases of our solutions and/or services. Additionally, government regulation could alter the manner in which physicians and other healthcare providers, hospitals, healthcare payers and other healthcare participants provide care to patients, maintain patient medical information and interact with one another, thereby limiting the utility of our solutions and services to existing and potential customers and curtailing broad acceptance of our solutions and services.

Increased governmental regulation of the Internet could require us to modify our products, which could result in a reduction in our revenue and profitability.

The Internet and its associated technologies are subject to significant government regulation. Given our use of the Internet to deliver our solutions and services, our failure, or the failure of our payer customers and business partners, to accurately anticipate the application of laws and regulations affecting how we deliver our solutions and services, or any other failure to comply with such applicable laws and regulations, could create legal liability for us. This situation could result in adverse publicity or decreased revenue, each of which could materially and adversely affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted or implemented with respect to the Internet or other online services that may materially affect the way we and our customers handle user privacy, patient confidentiality, consumer protection and other similar issues. Such adoption or implementation could cause our current solutions or services to fail to comply with then applicable laws or regulations, and would require the revision of our current solutions or services or the development of new solutions or services in compliance with such laws or regulations. Such revision or new development could be costly and take a significant amount of time which could reduce our revenue and profitability and otherwise materially adversely affect our financial condition.

New laws and regulations or new interpretations of existing laws and regulations could impact the rates charged by Internet service providers to companies such as ours. Such laws and regulations could result in increased costs to provide our solutions to our customers, which could reduce our profitability and otherwise materially adversely affect our financial condition.

We may be liable for the misdiagnoses, mistreatment, injury or other harm to patients resulting from the use of data that we provide to healthcare providers, and any resulting claims could negatively impact our operating results and result in a decline in our stock price.

We provide, and facilitate providing, information for use by healthcare providers in treating patients. Our healthcare payer customers’ data is the primary source of a majority of this information. If this data is incorrect or incomplete, the patient could be misdiagnosed or mistreated resulting in adverse consequences, including death, giving rise to claims against us. In addition, certain of our solutions relate to patient health information, and a court or government agency may take the position that our delivery of this information, including through licensed physicians or other healthcare providers, exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain liability insurance coverage in an amount that we believe is sufficient for the risks associated with our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources and could cause the trading price of our common stock to decline.

Consolidation in the healthcare industry could lead to a decrease in revenue and profitability.

Many healthcare industry participants are combining or considering combining with other participants to create fewer and larger customers and potential customers, each of which would likely have greater market power and leverage in negotiating contracts for our solutions and services. Moreover, as provider networks and managed care organizations consolidate and the number of market participants decreases, competition to provide solutions and services such as ours will become more intense, and the importance of establishing relationships with key industry participants will increase. These industry participants may try to use their market power to negotiate price reductions for our solutions and services. If we are forced to reduce our prices, our revenue would decrease and our profitability would decline.

Although some of our customers have been parties to consolidations in the past, our revenue and customer base have not been materially affected by such consolidations during the past five years. We cannot assure, however, that we will not be materially affected by such consolidations in the future.

We operate in a market with limited potential clients, derive a significant portion of our revenue from a limited number of customers, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

Our sales to Health Care Service Corporation and Horizon Blue Cross Blue Shield accounted for approximately 27% and 20%, respectively, of our revenue for the years ended December 31, 2006 and 2005, respectively. Our sales to Health Care Service Corporation and its affiliates, on an aggregate basis, accounted for approximately 25% of our revenue for 2005. Collectively, our top five customers accounted for approximately 63% and 50% of our revenue for 2006 and 2005, respectively. Although we are seeking to broaden our customer base, we anticipate that a small number of customers will continue to account for a large percentage of our revenue. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

In addition, the number of potential customers in the electronic healthcare information market is limited, and therefore, our total customer base is limited. We believe that there are approximately 300 additional potential customers in our market. As of December 31, 2006, we had contracts with 44 entities that represented approximately 56 regional and national managed care organizations. If we lose one contract, we may lose more than one entity as a customer. Our contracts with our customers are typically five-year agreements. We do, however, enter into contracts with our customers that do not require long-term commitments, such as annual maintenance contracts or contracts for our transactional solutions. If we are not able to attract additional customers, license new solutions to our existing customers or obtain contract renewals from our customers, our revenue could decline.

We derive a significant portion of our revenue from recurring revenue streams, and if we are unable to maintain these customer relationships, our revenue will be adversely affected.

Each of our license agreements with third-party customers provides us with a revenue stream that generally recurs. Historically, a substantial portion of our customers have renewed their licenses at the end of each license term, which is typically five years. During the year ended December 31, 2006, our customers renewed 89% of the contracts the stated terms of which were to expire during that period. The combination of recurring revenue and high renewal rates has provided us with a substantial annual revenue base. However, our customers may not continue to renew at this rate, and if they do renew, the value of the contracts may be less. Thus, there is no assurance we will be able to sustain these renewal rates, and if we are unable to sustain them, our revenue and profits could be adversely affected.

We have grown rapidly, and if we fail to manage our growth, our reputation, revenue and results of operations may be negatively impacted.

Although we commenced operations 18 years ago, recently we have experienced, and continue to experience, significant growth in our operations. This growth has entailed hiring key personnel, developing and introducing several new products into the market and establishing new customer and licensing relationships. We anticipate further expansion of our operations to address our potential growth as we continue to address market opportunities. This expansion has placed, and we expect will continue to place, a substantial strain on our management, operational and financial resources. In order to manage future growth, we will be required to improve existing, and to implement new, operating and management systems, procedures and controls. We also need to hire, train and manage additional qualified personnel. A significant factor in our growth has been a substantial increase in consumer demand for our products. If we do not effectively manage our growth, we may not adequately satisfy this demand. In addition, the quality of our offerings or our ability to develop and bring our offerings to market on a timely or cost effective basis could suffer. This could negatively impact our reputation, revenue and results of operations.

We have a history of losses and cannot assure you that we will remain profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in four of the last five years, and no net income has been available to common shareholders in four of the last five years. As of December 31, 2006, our shareholders’ equity was $18.5 million which amount takes into consideration our net proceeds from our initial public offering which closed on December 18, 2006. Our future profitability depends on revenue exceeding expenses, but we cannot ensure that this will continue. If it does not continue, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We have a history of quarterly fluctuations in our revenue and operating results and expect these fluctuations to continue, which may result in volatility in our stock price.

As a result of fluctuations in our revenue and operating expenses, our quarterly operating results may vary significantly. We may not be able to curtail our spending quickly enough if our revenue falls short of our expectations. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our new product development efforts and hire additional personnel. Our operating results may fluctuate in the future as a result of the factors described below and elsewhere in this Annual Report on Form 10-K:

•       customers’ budgetary constraints and the procedures that they must follow in order to purchase solutions and services;

•       the existence and growth of markets for our solutions and services;

•       potential reductions in the funds available to pay for our solutions;

•       the size and timing of orders from customers;

•       the specific mix of software and services in customer orders;

•       the period of time necessary for a customer to select and purchase our solutions;

•       changes in pricing policies by us or our competitors;

•       the timing of new solution announcements and solution introductions by us or our competitors;

•       changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule making bodies;

•       the financial stability of our customers;

•       our ability to develop, introduce and market new solutions, applications and solution enhancements;

•       market acceptance of new solutions, applications and solution enhancements;

•       our success in expanding our sales and marketing programs;

•       deferrals of customer orders in anticipation of new solutions;

•       execution of, or changes to, our strategy; and

•       general market and economic conditions affecting businesses generally.

Lengthy sales cycles for some of our solutions and the adoption of transaction-based solutions may result in unanticipated fluctuations in the revenue that we receive from such solutions.

The duration of the sales cycle for our solutions and services is difficult to predict and depends on a number of factors, including the nature and size of the potential customer and the size of the purchase contemplated by the potential customer. Our sales and marketing efforts with respect to healthcare payers generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased governmental involvement in the healthcare industry and related changes in the operating environment for healthcare organizations, our current and potential customers may react to these changes by curtailing or deferring investments, including those for our products and services. If potential customers take longer than we expect to decide whether to purchase our solutions or to adopt our transaction-based solution, the expenses we incur in attempting to market our solutions could increase and our revenue could decrease, which could harm our business, financial condition and results of operations and the trading price of our common stock could decline.

If our information systems or the Internet experience security breaches or are otherwise perceived to be insecure, our business could suffer, and our revenue could decline.

The difficulty of securely transmitting confidential information and patient-related personal health information over the Internet has been a significant barrier to existing or potential customers’ willingness to engage in communications over the Internet. Our business model relies on our customers’ ability and willingness to use the Internet to transmit confidential patient health information. Any compromise of Internet security may deter customers from using the Internet for these purposes and from using our solutions or services.

We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, it also is possible that third-parties could penetrate the network security of our solutions or otherwise misappropriate confidential patient health information and other data that may be stored on or transmitted using our solutions. In that event, our operations could be interrupted, and we could be subject to allegations of liability and the effects of regulatory action. We may need to devote significant financial and other resources to defend ourselves from such allegations, to protect against security breaches and to alleviate problems caused by such breaches, whether or not such breaches were a result of a deficiency in our solutions or services.

Consumer groups with concerns about privacy issues relating to the use and storage of personally-identifiable data, such as patient medical information, may influence healthcare professionals to refrain from adopting our solutions.

Consumer sentiment regarding healthcare privacy issues is constantly evolving. Such consumer sentiment may affect our customers’ interest in our current or future products. In some cases, consumer groups and individual consumers already have begun to express concern over the storage and/or use of personally-identifiable patient information. Accordingly, privacy concerns of consumers may influence healthcare professionals to refrain from adopting our solutions, which could in turn harm our prospects. Moreover, strong consumer attitudes may precipitate significant adverse opinions, which may lead to new regulations. If we fail to successfully monitor and address the privacy concerns of consumers, our business and prospects would be harmed.

If we do not develop and implement new or updated solutions and services in order to generate revenue from existing and new customers and compete effectively against our competitors, our revenue could decline, and our future growth could be adversely affected.

We must introduce and license new solutions and improve the functionality of our existing core solutions and services in a timely manner in order to retain existing customers and attract new customers. The pace of change in the markets we serve is rapid, and there are frequent new solution and service introductions by our competitors and by vendors whose solutions and services we use in providing our own solutions and services. If we do not successfully identify and respond to technological and regulatory changes and evolving industry standards in a timely manner, our core solutions and services may become obsolete or unattractive to potential or existing customers. Technological changes also may result in the offering of competitive solutions and services at prices lower than we are charging for ours, which could result in our losing sales unless we lower our prices. Furthermore, our development and implementation of proposed solutions and services may take longer and cost more than originally expected, requiring more testing than anticipated and the addition of personnel and other resources. Any such failure or delay could adversely affect our competitive position and our profitability or could make our current solutions obsolete or unattractive to potential or existing customers.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees that we need to support our business.

The industry in which we operate is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that our current employees will continue to work for us. Our ability to provide high-quality solutions to our customers depends in large part upon our employees’ experience and expertise. We must attract and retain highly qualified personnel, including doctors and nurses, with a deep understanding of the healthcare and healthcare information technology industries. We compete with a number of companies for experienced personnel and many of these companies, including customers and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to customers and competitors who may seek to recruit them and increases the costs of replacing them. If we fail to retain our employees, the quality of our products and services and our ability to provide such products and services could diminish and this could have a material adverse effect on our business, financial condition and results of operations and as a result, the trading price of our common stock may decline.

If we lose the services of our key personnel, we may be unable to replace them, and our business, financial condition and results of operations could be adversely affected.

Our success largely depends on the continued skills, experience, efforts and policies of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of David St.Clair, our Chairman of the Board of Directors and Chief Executive Officer; John H. Capobianco, our President and Chief Operating Officer; and Carl E. Smith, our Executive Vice President and Chief Financial Officer are integral to the execution of our business strategy. If one or more of our key employees leaves our employment, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could adversely affect our business, financial condition and results of operations. We cannot assure you that we will continue to retain such personnel.

Our failure to compete successfully could cause our revenue or market share to decline.

The market for our solutions and services is intensely competitive and is characterized by rapidly evolving industry standards, technology and user needs and the frequent introduction of new solutions and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we do. In addition, a number of companies new to our market have introduced or developed solutions and services that are competitive with one or more components of the solutions that we offer. We expect that additional competitors will continue to enter this market. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare technology industries. If one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Furthermore, our potential customer base is composed of a limited number of healthcare insurance payers. This limited number of potential customers, and the fact that many of our competitors already may have an existing relationship with many of them, is likely to further increase the level of competition within our industry and may lead to increased price competition. We compete on the basis of several factors, including:

•       solution depth and functionality;

•       ease of deployment, integration and configuration;

•       domain expertise;

•       depth of clinical content;

•       service support;

•       solution price;

•       breadth of sales infrastructure; and

•       breadth of customer support.

There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, financial condition and results of operations.

Acquisitions, business combinations and other transactions may be difficult to complete and, if completed, may have a negative effect on our operating results, financial condition and the prospects of our business.

We may pursue acquisitions of existing companies in order to grow our business and to diversify our solutions and services if we determine that such acquisitions are likely to serve our strategic goals. We cannot assure you that we will be able to locate any suitable acquisition opportunities. Further, even if we find such opportunities, we cannot assure you that we will be able to integrate successfully any future acquisitions, that these acquired companies will operate profitably or that we will realize the potential benefits from these acquisitions. To date, we and our management have had limited experience with the integration of acquired businesses. If we do not successfully integrate acquired companies, the attention of our management may be diverted and our business, financial condition and results of operations could be adversely affected.

Complex software such as ours often contains undetected defects or errors, which could lead to an increase in our costs or a reduction in our revenue.

It is possible that errors may be found in our solutions after the introduction of new software or enhancements to existing software have been made. We continually introduce new solutions and enhancements to our solutions, and despite testing by us, it is possible that errors might occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

•       harm to our reputation;

•       lost sales;

•       delays in commercial release;

•       solution liability claims;

•       delays in or loss of market acceptance of our solutions;

•       license terminations or renegotiations; and

•       expenses and diversion of resources to remedy errors.

Furthermore, our customers might use our software solutions together with solutions from other companies. As a result, when problems occur, it might be difficult to identify the software solution that is the source of the problem. Even when our software solutions do not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our solution development efforts, impact our reputation and cause significant customer relations problems.

If we are deemed to infringe on the proprietary rights of third-parties, we could incur unanticipated expenses and be prevented from providing our solutions and services.

Many participants in our industry have an increasing number of patents and patent applications, as well as copyrights and trade secrets, and have frequently demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. We could face an adverse claim and litigation alleging infringement by us of the intellectual property rights of others.

We could be subject to intellectual property infringement claims for our current or future solutions and services if our solutions’ functionality overlaps with competitive solutions. While we do not believe that we have infringed or are infringing on any proprietary rights of third-parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful.

If infringement claims are brought against us, we would likely incur substantial costs and suffer the diversion of management resources defending any infringement claims. We cannot be certain that we will have the financial resources to defend ourselves against any patent or other intellectual property litigation. If we were found to infringe on the intellectual property rights of others, we might be forced to pay significant license fees or royalties or damages for infringement, including, if the claimant successfully claims willful infringement, potential treble damages. Moreover, we cannot assure you that a license for any intellectual property of third-parties that might be required for the operation of our solutions or services will be available on commercially reasonable terms, or at all. In addition, we could be forced to stop providing certain solutions and services or using certain technology or trademarks if we are enjoined or face an injunction from a court, or our use of such items could be restricted on terms that we find unacceptable. Even the mere announcement of intellectual property litigation against us could cause our stock price to drop, regardless of the ultimate outcome of the dispute. We would likely incur substantial costs and suffer the diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide solutions or services. In addition, we cannot assure you that licenses for any intellectual property of third-parties that might be required for the operation of our solutions or services will be available on commercially reasonable terms, or at all.

Our failure to license and effectively integrate third-party technologies could adversely affect our ability to sell our solutions and lead to a decline in revenue and the future growth of our business.

For some of the technology that is used in our solutions and in providing our services, we depend upon licenses from third-party vendors. For example, we license a database module that is material to our Advanced Medical Management module from InterSystems Corporation. We must continue licensing these technologies to operate and license our solutions and to service our customers. These technologies might not continue to be available to us on commercially reasonable terms, if at all. Most of these licenses are for a limited duration and can be renewed only by mutual consent, including the InterSystems license the expiration of which was originally December 31, 2006 but has been extended until May 15, 2007 while we negotiate a renewal. In addition, most of these licenses, including the InterSystems license, may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay development of new solutions and services or cause us to cease operating one or more solutions or services until equivalent replacement technology can be identified, licensed and integrated. There is no assurance that we would be able to find an equivalent replacement technology, and if we did, the resources required to obtain and implement an equivalent replacement technology could be significant and could harm our business, financial condition and results of operations.

Most of the technology that we license from third-parties is licensed pursuant to agreements that are non-exclusive. Therefore, our competitors may obtain the right to use the technology covered by such licenses and use the technology to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of such technology into our solutions and services, the diversion of our resources from the development of our own proprietary technology and our inability to generate revenue from such licensed third-party technology sufficient to offset associated acquisition and maintenance costs. In addition, if our vendors choose to cease providing any of our licensed third-party technology or discontinue support of the licensed third-party technology in the future, we might not be able to offer our related modules and services. Furthermore, if these third-parties are unsuccessful in their continued research and development efforts or we are unsuccessful in our internal technology development efforts, we might not be able to modify or adapt our own solutions to effectively compete in our industry.

We have limited intellectual property protection and may be unable to adequately protect or enforce our intellectual property rights. This could substantially impair our ability to compete and achieve our business goals.

Our success and business plan are predicated on our proprietary systems and technology. Accordingly, protecting our intellectual property rights related to our systems and technology is critical to our continued success and our ability to maintain our competitive position. We protect our proprietary systems through a combination of trademark, trade secret and copyright law, confidentiality agreements and technical measures. We currently have one pending patent application and we also filed an application under the Patent Cooperation Treaty, which preserves our rights to seek a corresponding patent in certain foreign countries should we determine that foreign patent protection is desirable. However, we can give no assurance that such patents will ever be issued or, if such patents are issued, that their claims will have sufficient scope to ensure protection of any of our solutions or services or to offer a competitive advantage. We cannot be sure that the steps we have taken will prevent misappropriation of our technology or infringement of our intellectual property rights. We cannot ensure that others will not independently develop similar or alternative technologies or duplicate any of our or our licensors’ technologies, or that we will develop additional proprietary technologies that are patentable or protectable intellectual property. In addition, the process of completing patents could divert our resources away from designing new solutions or otherwise developing our solutions.

To protect our intellectual property rights, we may in the future need to assert claims of infringement or misappropriation of such rights against third-parties. The outcome of litigation to enforce our intellectual property rights is highly unpredictable, could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of such litigation. Such infringement or misappropriation of our intellectual property would have an adverse effect on our competitive position. We also may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may likely incur substantial out of pocket costs and the diversion of management’s time and attention in so doing.

Despite our efforts to protect our unpatented and unregistered intellectual property rights, we may not be successful or the safeguards may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third-party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Policing unauthorized use of our solutions, services and proprietary technology is very difficult, and nearly impossible on a worldwide basis. If we are not able to protect our intellectual property rights or if our intellectual property is otherwise impaired, it could result in significant harm to our future growth plans and the success of our business could be materially and adversely affected.

Factors beyond our control could cause interruptions in our operations, which would adversely affect our reputation in the marketplace and our business, financial condition and results of operations.

To succeed, we must be able to operate our systems without interruption. Certain of our communications and information services are provided through our third-party service providers, which we do not control. Our operations are vulnerable to interruption by damage from a variety of sources, many of which are not within our control, including without limitation:

•       power loss and telecommunications failures;

•       software and hardware errors, failures or crashes;

•       loss or interruption of Internet access;

•       computer viruses and similar disruptive problems; and

•       fire, flood and other natural disasters.

Any significant interruptions in our services or operations would damage our reputation in the marketplace, may result in liability to our customers and have a negative impact on our business, financial condition and results of operations.

Performance problems with our solutions or services or our customers’ system failures, whether caused by hardware, software or other problems, could cause us to lose business or incur liabilities.

Our customer satisfaction and our business could be harmed if our customers experience transmission delays or failures or loss of data in their systems as a result of our solutions or services. These systems, and the software used in these systems, are complex, and despite testing and quality control, we cannot be certain that problems will not occur or that they will be detected and corrected promptly and permanently when they do occur.

We have developed contingency plans for handling customer system failures and other customer emergencies; however, we have limited backup facilities if these systems are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at one of our third-party facilities could interrupt our services or result in the loss of stored data, which could have a material adverse impact on our business or cause us to incur material liabilities. If we are unable to deliver our solutions to our customers as a result of the failure of a customer’s system, our inability to deliver will negatively impact our financial condition. Although we maintain insurance for our business, we cannot assure that our insurance will be adequate to compensate us for all losses that may occur or that this coverage will continue to be available on acceptable terms or in sufficient amounts.

We may not generate sufficient future taxable income to allow us to realize our deferred tax assets.

We have a significant amount of tax loss carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have not recognized any portion of these future tax deductions in our consolidated balance sheet as of December 31, 2006. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. We cannot assure you that we will have profitable operations in the future that will allow us to realize our deferred tax assets.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

During the audit of our financial statements as of and for the year ended December 31, 2006, no material weaknesses were discovered. In connection with the audit of our financial statements as of and for the year ended December 31, 2005 and re-audits of our financial statements as of and for the years ended December 31, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the “Consolidated Financial Statements” as set forth under Item 8 of this Annual Report on Form 10-K), our independent auditors reported to our audit committee on July 28, 2006 that we had material weaknesses in our internal controls (as defined under the standards established by the Public Company Accounting Oversight Board—U.S.) with respect to our accounting and reporting of certain complex transactions. In addition, on December 16, 2005, in connection with their audit of our financial statements as of and for the year ended December 31, 2004, our previous independent auditors reported to our audit committee and informed us that we had material weaknesses in our internal controls as defined under auditing standards generally accepted in the United States of America. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The following material weaknesses were reported by our independent auditors in connection with their audit of our financial statements as of and for the year ended December 31, 2005 and re-audit of our financial statements as of and for the years ended December 31, 2004 and 2003:

•       We did not have adequate controls to provide reasonable assurance that all elements of contractual arrangements with customers were being recorded in accordance with generally accepted accounting principles. Specifically, we did not have adequate controls to properly determine that persuasive evidence of contractual arrangements with customers existed before recording revenue. Errors in determining that contracts had been signed by customers resulted in the premature recognition of revenue that should have been deferred to later periods, in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” and related interpretations. As a result of these identified deficiencies, material revenue-related audit adjustments were recorded to our financial statements to defer revenue from the periods in which they were originally recorded until such time as the appropriate revenue recognition criteria were met.

•       We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock (which converted into common stock upon the closing of our initial public offering on December 18, 2006) to provide reasonable assurance that all transactions were being appropriately recorded and summarized in our financial statements. Specifically, we did not properly identify and record the beneficial conversion option relating to the accrued and unpaid dividends on our previously outstanding Series A convertible preferred stock. We did not identify and record the embedded derivative conversion option on our previously outstanding Series B and C redeemable convertible preferred stock and reflect the changes in the fair value of those conversion options in earnings. We did not accrete the carrying value of our previously outstanding Series C redeemable convertible preferred stock to liquidation value, which was three times the stated value. As a result of these identified deficiencies, we recorded material post-closing audit adjustments to our financial statements for the years ended December 31, 2005, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the “Consolidated Financial Statements” as set forth in Item 8 of this Annual Report on Form 10-K).

The following material weaknesses were reported by our previous independent auditors in connection with their audit of our financial statements as of and for the years ended December 31, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the “Consolidated Financial Statements” as set forth under Item 8 of this Annual Report on Form 10-K):

•       Errors in revenue recognition were identified that resulted primarily from a lack of secondary review over the application of accounting principles to specific contract terms as well as the analysis and estimates supporting the amounts recorded. These errors resulted from the lack of a systematic process for accumulating information supporting VSOE and underlying recorded revenue as well as the lack of appropriate levels of review. As a result, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the “Consolidated Financial Statements” as set forth under Item 8 of this Annual Report on Form 10-K.

•       We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock to provide reasonable assurance that all transactions were being appropriately recorded and summarized in the financial statements. Specifically, we did not accrete the carrying value to redemption value at the earliest redemption date and did not properly record the accrued and unpaid dividends on our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock. As a result of these identified deficiencies, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the “Consolidated Financial Statements” as set forth under Item 8 of this Annual Report on Form 10-K.

•       We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for income taxes, specifically the appropriate valuation allowance for deferred tax assets. As a result of this material weakness, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the “Consolidated Financial Statements” as set forth under Item 8 of this Annual Report on Form 10-K.

We have begun our remediation efforts and we believe that our actions in this regard have strengthened our internal controls over financial reporting. Our efforts to date have included the following:

•       We have expanded our accounting staff to add additional skills and experience, specifically experience in revenue recognition for software sales and services, and will continue the expansion of our accounting staff, as well as the use of qualified outside professionals as necessary to enhance and maintain our internal accounting controls.

•       We instituted new internal accounting controls, including a detailed review of new contracts by qualified accounting personnel to appropriately recognize and record revenue from term license sales as well as the sales from professional services and subscription and maintenance.

•       We instituted new internal accounting controls over the pricing of our separate software and service offerings.

•       We instituted new accounting procedures to accrete the value of our previously outstanding preferred stock to its redemption value at the earliest redemption date, and to accrete the value of our previously outstanding preferred stock for accrued but unpaid dividends.

•       We have engaged qualified outside professionals to assist our accounting staff in analyzing and recording current and deferred income tax provisions and benefits, assets, and liabilities, and will continue to do so as necessary to improve, enhance and maintain our system of internal accounting controls.

As of December 31, 2006, we have incurred approximately $0.3 million of costs related to our efforts to remediate our material weaknesses. The costs associated with our remediation efforts to date have not been material. We will continue to evaluate the effectiveness of the control environment and will continue to refine existing controls. We believe that the material weaknesses identified by our independent auditors have been addressed. However, it is possible that additional deficiencies in our internal controls may be discovered in the future. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

In addition, any deficiencies in internal controls that we identify in the future will need to be addressed as part of the evaluation of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and may impair our ability to comply with Section 404. See the immediately following risk factor in this Annual Report on Form 10-K regarding our reporting obligations and internal controls over financial reporting.

If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934 and Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to achieve and maintain adequate internal controls over financial reporting, our business results of operations and financial condition, and investors’ confidence in us, could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of internal controls over financial reporting. We are evaluating our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. During the course of our evaluation, we have identified areas requiring improvement and have begun to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities.

We expect to dedicate significant management, financial and other resources in 2007 in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect these efforts to include a review of our existing internal control structure. As a result of this review, we may either hire or outsource additional personnel to expand and strengthen our finance function. We cannot be certain at this time that we will be able to comply with all of our reporting obligations and successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by the time that we are required to file our annual report on Form 10-K for the fiscal year ended December 31, 2007. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

We lease our headquarters in Wayne, Pennsylvania, which consists of approximately 90,000 square feet. The leases for our headquarters expire in August 2016. We believe that our facilities are in good operating condition and will adequately serve our needs for at least the next 18 months. We also anticipate that, if required, suitable additional or alternative space will be available on commercially reasonable terms, in office buildings we currently occupy or in space nearby, to accommodate expansion of our operations.

Item 3.                        Legal Proceedings.

There are no material legal proceedings to which we are a party or to which any of our property is subject. We may, however, become subject to lawsuits in the ordinary course of business.

Item 4.                        Submission of Matters to a Vote of Security Holders.

On October 18, 2006, certain holders of our capital stock executed a written consent of shareholders in lieu of a special meeting approving the following actions:

•       amendment of our articles of incorporation to effectuate a one-for-two reverse stock split of our common stock to be effective prior to the closing of our initial public offering;

•       amendment and restatement of our articles of incorporation to be effective upon the closing of our initial public offering;

•       second amendment and restatement of our bylaws to be effective upon the closing of our initial public offering; and

•       adoption of our 2006 Equity Incentive Plan.

This written consent of shareholders in lieu of a special meeting regarding the foregoing actions was executed by the holders of at least 60% of our then-outstanding shares of Series A preferred stock, Series B preferred stock and Series C preferred stock (each voting as a separate class) and of at least a majority of our then-outstanding shares of common stock, and was executed prior to the closing of our initial public offering. No meeting of shareholders was held in connection with the submission of the foregoing matters to our shareholders. In compliance with Section 1766(c) of the Pennsylvania Business Corporation of Law of 1988, as amended, notice of the approval and adoption of each of the foregoing actions was mailed to all of our shareholders who did not execute a counterpart to the written consent of shareholders in lieu of a special meeting regarding the foregoing actions.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “MEDE” since December 13, 2006. Prior to that date, there was no public market for our common stock. For the period from December 13, 2006 through December 31, 2006, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market were $10.24 and $9.04, respectively.

As of March 27, 2007, we had approximately 128 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,937,082	4.27	1,500,000
Equity compensation plans not approved by security holders	409,558	2.76	—

Stock Performance Graph and Cumulative Total Return

The following Stock Performance Graph shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference therein.

Prior to December 13, 2006, shares of our common stock were not publicly traded and there was no public market for our common stock. The graph below compares the cumulative total shareholder return of our common stock with that of the NASDAQ Global Market Composite Index and the NASDAQ Computer Index from December 13, 2006 (the date shares of our common stock began to trade publicly) through December 31, 2006. The graph assumes an investment of $100 in shares of our common stock and in both of the other indices on December 13, 2006 and reinvestment of all dividends. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of shares of our common stock.

Cumulative Total Stockholder Return

We chose the foregoing indexes for comparison with our stock price because we believe the NASDAQ Global Market Composite index is a broad equity market index of all companies whose stock is traded on the NASDAQ market, as ours is, and because the NASDAQ Computer Index is representative of companies in the same line-of-business as that in which we operate.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to finance the development and growth of our business. Consequently, shareholders will need to sell their shares of our common stock to realize a return on their investment, if any.

Sales of Unregistered Securities

On January 3, 2006, we granted options to 15 of our employees to purchase an aggregate of 28,750 shares of our common stock under our Amended and Restated Stock Option Plan at an exercise price of $2.50 per share.

On March 7, 2006, we issued 250 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $0.50 per share.

On April 10, 2006, we issued 1,000 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $2.00 per share.

On April 26, 2006, we granted options to 38 of our employees to purchase an aggregate of 353,375 shares of our common stock under our Amended and Restated Stock Option Plan at an exercise price of $22.00 per share.

On May 24, 2006, we issued 625 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $0.50 per share.

On June 9, 2006, we issued 500 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $0.50 per share.

On July 13, 2006, we issued 1,500 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $2.00 per share.

On July 18, 2006, we granted options to two of our employees to purchase an aggregate of 126,000 shares of our common stock under our Amended and Restated Stock Option Plan at an exercise price of $22.00 per share.

On August 11, 2006, we issued 1,240,448 shares of our common stock upon the conversion of 1,266,991 shares of our Series B preferred stock pursuant to the terms of certain conversion agreements that we entered into with certain of the holders of our then-outstanding Series B preferred stock.

On August 11, 2006, we issued 1,122,134 shares of our common stock upon the conversion of 1,528,199 shares of our Series C preferred stock pursuant to the terms of certain conversion agreements that we entered into with certain of the holders of our then-outstanding Series C preferred stock.

On September 15, 2006, we issued 1,000 shares, 1,500 shares and 1,250 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $0.50 per share, $2.00 per share and $4.00 per share, respectively.

On September 20, 2006, we issued 625 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $0.50 per share.

On October 30, 2006, we issued 1,000 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $22.00 per share.

On November 2, 2006, we issued 1,000 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $0.50 per share.

On November 3, 2006, we issued 1,500 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $2.00 per share.

On November 8, 2006, we issued 1,500 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $2.00 per share.

On November 10, 2006, we issued 750 shares and 1,500 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $0.50 per share and $2.00 per share, respectively.

On November 15, 2006, we issued 1,500 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $2.00 per share.

On November 16, 2006, we issued 2,500 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $2.00 per share.

On November 20, 2006, we issued 1,000 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $2.00 per share.

On November 25, 2006, we issued 1,500 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $2.00 per share.

On November 27, 2006, we issued 1,500 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $2.00 per share.

On November 29, 2006, we issued 3,000 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $2.00 per share.

On November 30, 2006, we issued 3,000 shares of our common stock upon the exercise of options granted under our Amended and Restated Stock Option Plan at an exercise price of $2.00 per share.

On December 18, 2006, we issued 2,358,123 shares of our common stock upon the automatic conversion of all of the outstanding shares of our Series A preferred stock, including the accrued and unpaid dividends thereon, upon the closing of our initial public offering pursuant to the terms of our articles of incorporation which was then in effect.

On December 18, 2006, we issued 1,737,638 shares of our common stock upon the automatic conversion of all of the outstanding shares of our Series B preferred stock upon the closing of our initial public offering pursuant to the terms of our articles of incorporation which was then in effect.

On December 18, 2006, we issued 1,661,664 shares of our common stock upon the automatic conversion of all of the outstanding shares of our Series C preferred stock upon the closing of our initial public offering pursuant to the terms of our articles of incorporation which was then in effect.

On December 18, 2006, we issued 124,344 shares of our common stock upon the “cashless exercise” of warrants held by certain persons who are beneficial owners of at least 10% percent of our common stock. The term “cashless exercise” refers to the surrender of a portion of the shares of our common stock underlying the exercised warrant as payment for the exercise price of the warrant exercised. We did not receive any cash proceeds from the exercise of any of these warrants.

On December 18, 2006, we issued 37,500 shares of our common stock upon the exercise of warrants held by David St.Clair, our Chairman of the Board of Directors and Chief Executive Officer. Each share of common stock was issued at an exercise price of $1.80 per share. We received cash proceeds in the aggregate amount of $67,500 from the exercise of these warrants.

The foregoing securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder relating to sales not involving any public offering and/or Rule 701 promulgated under the Securities Act of 1933, as amended, relating to transactions occurring under compensatory benefit plans. For each offering and sale for which we relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, the purchasers were accredited investors and were provided with the appropriate access to information about us.

No underwriters were involved in any of the foregoing grants, conversions and exercises. No underwriting discounts or commissions were applicable to any of the foregoing grants, conversions and exercises.

Use of Proceeds from Initial Public Offering

Our registration statement on Form S-1 (Commission File No. 333-136532) covering the initial public offering of 4,700,000 shares of our common stock, including 1,400,000 sold by certain selling shareholders, was declared effective by the SEC on December 13, 2006. The offering closed on December 18, 2006 and did not terminate before any securities were sold. As of the date of the filing this report, the offering has terminated and all of the securities registered pursuant to the registration statement have been sold.

The offering was managed by Cowen and Company, LLC and CIBC World Markets Corp. Cowen and Company, LLC, CIBC World Markets Corp. and Pacific Growth Equities, LLC were representatives of the underwriters with respect to our initial public offering.

The aggregate proceeds to us from the sale of all 3,300,000 shares of common stock registered for sale by us based on the initial public offering price of $10.00 per share (prior to underwriting commissions) was $33 million. The aggregate proceeds to the selling shareholders named in the registration statement from the sale of all 1,400,000 shares of common stock registered for sale by them based on the initial public offering price of $10.00 per share (prior to underwriting commissions) was $14 million.

Through December 31, 2006, we incurred the following expenses in connection with our initial public offering in the following amounts (as approximated, in thousands):

Underwriting discounts and commissions	$2,310
Finders’ fees	—
Expenses paid to or for our underwriters	—
Other expenses	$4,282
Total expenses	$6,592

No payments for any of the foregoing expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Net proceeds from the sale of all 3,300,000 shares of common stock registered for sale by us based on the initial public offering price of $9.30 per share (net of underwriting commissions) and estimated offering expenses of approximately $4.3 million payable by us, were approximately $26.4 million.

Between December 13, 2006 and December 31, 2006, the net proceeds have been used for the following purposes in the following amounts (as approximated, in thousands):

Construction of plant, building and facilities	$—
Purchase and installation of machinery and equipment	—
Purchase of real estate	—
Acquisition of other business	—
Repayment of indebtedness	$572
Working capital	—
Temporary investments	—
Other purposes (total) (for which at least $100,000 has been used):	$9,505
(1) Payment of accrued and unpaid dividends to the former holders of our Series B and Series C preferred stock—$9,500
Total	$10,077

As disclosed in the table immediately above, we have used approximately $9.5 million of the net proceeds to pay the accrued and unpaid dividends to the former holders of our Series B and Series C preferred stock whose shares automatically converted into common stock upon the consummation of our initial public offering. Of this amount, approximately $7.7 million of accrued and unpaid dividends were directly or indirectly paid to certain of our directors and officers and to certain persons beneficially owning 10% or more of any class of our equity securities on account of their previous record or beneficial ownership of shares of our Series B and Series C preferred stock.

We intend to use the balance of the net proceeds from our initial public offering for general corporate purposes, including working capital needs.

Item 6.                        Selected Financial Data.

The following table sets forth our selected financial data for the periods indicated. The data set forth should be read in conjunction with our Consolidated Financial Statements together with the related notes thereto included elsewhere herein and in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein. As further explained in Notes 2 and 6 of the Consolidated Financial Statements, all of our Preferred Stock was converted to common stock upon the completion of our initial public offering, which will affect the comparability of the amounts shown for 2006 with earlier periods.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue
Subscription, maintenance and transaction fees	$22,090	$17,187	$14,666	$12,600	$9,456
Term license revenue	8,778	9,729	6,260	2,439	2,119
Professional services	13,341	11,680	7,102	5,488	4,844
Total revenue	44,209	38,596	28,028	20,527	16,419
Cost of revenue
Subscription, maintenance and transaction fees	7,641	8,163	6,774	4,837	4,047
Term licenses	1,722	1,653	1,455	872	764
Professional services	5,806	5,499	4,843	3,622	3,348
Total cost of revenue	15,169	15,315	13,072	9,331	8,159
Gross margin	29,040	23,281	14,956	11,196	8,260
Operating expenses
Sales and marketing	10,534	7,778	4,668	3,211	2,159
Research and development	8,045	2,627	3,243	3,903	4,787
General and administrative	12,520	9,707	6,320	4,343	4,626
Total operating expenses	31,099	20,112	14,231	11,457	11,572
(Loss) income from operations	(2,059)	3,169	725	(261)	(3,312)
Loss (gain) on change in fair value of redeemable convertible preferred stock conversion options	8,615	694	576	(38)	(127)
Interest expense, net	466	274	175	249	209
(Loss) income before (provision) benefit for income taxes	(11,140)	2,201	(26)	(472)	(3,394)
(Provision) benefit for income taxes	(6,677)	6,491	—	—	—
Net (loss) income	$(17,817)	$8,692	$(26)	$(472)	$(3,394)
Accretion of convertible preferred shares and redeemable convertible preferred shares	(8,068)	(3,994)	(6,113)	(7,958)	(5,799)
(Loss) income available to common shareholders	$(25,885)	$4,698	$(6,139)	$(8,430)	$(9,193)
(Loss) income per share available to common shareholders, basic	$(5.62)	$1.45	$(1.92)	$(2.71)	$(2.97)
(Loss) income per share available to common shareholders, diluted	$(5.62)	$(0.66)	$(1.92)	$(2.71)	$(2.97)
Weighted average shares used to compute (loss) income available to common shareholders per common share, basic	4,605,318	3,229,064	3,189,366	3,107,920	3,090,193
Weighted average shares used to compute (loss) income available to common shareholders per common share, diluted	4,605,318	14,143,586	3,189,366	3,107,920	3,090,193

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,408	$2,447	$431	$764	$—
Total current assets	28,584	16,366	5,836	4,028	3,147
Total assets	41,380	32,283	12,219	7,150	7,402
Short-term debt	2,161	1,262	552	699	2,143
Deferred revenue, current	9,662	8,951	5,639	3,861	1,823
Total current liabilities	17,287	17,137	10,016	7,077	6,979
Long-term debt	2,557	2,515	1,180	174	309
Deferred revenue, net of current	691	666	246	—	—
Preferred stock	—	47,115	50,837	44,724	36,414
Total shareholders’ equity (deficiency)	18,465	(38,402)	(51,082)	(44,980)	(36,561)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and the notes to those statements appearing elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly under the caption “Risk Factors.”

Overview

We are a provider of software, services and clinical content to healthcare payers that allow them to improve the quality and affordability of healthcare provided to their members and increase their administrative efficiency. Our Collaborative Care Management suite analyzes data, automates payer workflow processes and electronically connects payers, healthcare providers and patients, providing them with a common view of the patient’s health that helps to foster better clinical decision making. Our solution is built around a suite of modular and easily configurable software applications and utilizes the Internet to link our payer customers to their members and their members’ chosen healthcare providers.

Our Collaborative Care Management suite is comprised of four related product modules—(i) Data Gathering and Analytics; (ii) Clinical Rules and Processes; (iii) Advanced Medical Management; and (iv) Collaborative Data Exchange. Data Gathering and Analytics is a data engine with an analytics component that enables a payer to process, summarize and evaluate information from both internal and external sources. Clinical Rules and Processes is a clinical content and process management solution featuring embedded, state-of-the-art clinical best practices that have been validated by evidence-based medicine. Advanced Medical Management is a care management solution consisting of workflow and detection tools that address the continuum of care management processes, such as specialized case and disease management, admission and outpatient certification, referral management, concurrent review and discharge planning. Collaborative Data Exchange is a communication service that facilitates the mutual transmission of information between the various stakeholders in the healthcare process. Collaborative Data Exchange addresses the entire spectrum of clinical data exchange: from basic service requests (referrals, authorizations and extensions) to simple clinical information transfer (questionnaire fulfillment), to complex electronic health record-based transactions. The Collaborative Data Exchange module allows our customers to securely transmit health records containing critical patient information in an easily understood format to patients and providers at the time they are making treatment decisions. We refer to these health records as Patient Clinical Summaries and believe that they are a critical first step to developing Electronic Health Records. In the future, we expect our Patient Clinical Summaries to integrate additional information provided by patients and a broad range of providers, thereby increasing their value to all constituents.

Since 1999, we have focused on broadening our solution portfolio in order to respond to the evolving needs of our customers. In 1999, we began offering our Data Gathering and Analytics module; in 2001, we began offering our Collaborative Data Exchange module; in 2003, we began offering OptiCareCert; in 2004, we began offering OptiCarePath; and in 2005, we began offering our customers the ability to electronically transmit Patient Clinical Summaries via our Collaborative Data Exchange module.

We operate in a relatively small market, where we have 56 of approximately 350 potential customers. This presents our management with the challenge of expanding our revenue within a limited potential customer base, and the attendant risk of our inability to grow revenue if we are unable to do so. Our strategy is to develop new customers, sell additional solutions to existing customers, and introduce new products such as MEDeWeaver and MEDePathway. However, not every potential customer is in the market for software at all times. Because of the cost, time and effort involved in implementing a software solution like the products we sell, once a potential customer chooses a solution from a competitor over MEDecision’s Collaborative Care Management solutions, they may not be in the market to buy a complete software solution for a number of years, although there may be opportunities to provide them with specific modules from our Integrated Medical Management suite to address particular needs they may have.

In the past, our non-recurring revenue, which primarily consists of term license fees for our software products and professional service fees associated with implementation of these software products, has constituted a significant portion of our revenue. This non-recurring revenue is generally paid in lump sums, thereby decreasing the predictability of our revenue. As a result of these risks and challenges, we have focused, and anticipate that we will continue to focus, on the growth of our business, expanding existing customer relationships, developing innovative new solutions, expanding our customer base within our market and continuing to build recurring and predictable revenue through new products like our Patient Clinical Summary. While we anticipate funding our growth primarily from operating cash flow, we may utilize a portion of the net proceeds from our initial public offering which closed on December 18, 2006 for one or more of the components of our growth strategy.

Prior to 2006, we experienced our fastest growth in term licenses and professional services revenue, thereby increasing those items as a percentage of our revenue. Consequently we realized a decreasing percentage of subscription, maintenance and transaction fee revenue even though that revenue grew as well. For the year ended December 31, 2006, subscription, maintenance and transaction fee revenue increased as a percentage of total revenue due to increased sales of our Data Gathering and Analytics and Collaborative Data Exchange modules. In the future, we anticipate the market will have an increased focus on Electronic Health Records and what we refer to as our Patient Clinical Summary. For these solutions, our customers pay an annual subscription fee and pay a transaction fee each time they utilize the solution. In addition, once adopted by a customer, there are less sales and administrative efforts required to increase the transaction volume with a customer as compared to the efforts required to sell a new term license for one of our other solutions. We anticipate that the growth of this portion of our business will continue to outpace our traditional software licenses and, as a result, subscription and transaction revenue will become a larger portion of our overall revenue. We anticipate that this strategy will continue to lead to more recurring and predictable overall revenue. In addition, given the lower administrative and sales costs associated with this revenue, we anticipate that this will increase our margins, especially as transaction volume with a given customer increases.

We evaluate and monitor our business based on our results from operations, including our percentage of revenue growth, our revenue by category, operating expenses as a percent of total revenue and our overall financial position. In doing so, we monitor margins for our existing business and evaluate the potential margin contributions for each type of revenue that we generate. In addition, we monitor our Earnings Before Interest, Depreciation and Amortization, or EBITDA, as a measure of operating performance in addition to net income and the other measures included in our financial statements. We operate in one reportable segment.

We license our solutions primarily to large regional healthcare insurance companies. As of December 31, 2006, our customers included approximately 56 regional and national managed care organizations, including the largest organizations in more than 27 regional markets. Our revenue has increased at a compound annual growth rate of 28.1% since 2002, to $44.2 million for the year ended December 31, 2006. Our overall increase in revenue is attributable to increased emphasis by our customers on active management of their total insured population and the expansion of our solutions to meet their evolving needs.

Background

We began operations in 1988 by licensing an automated medical management solution to large regional healthcare insurance companies. This solution was the predecessor to our current Advanced Medical Management module. In 1999, we acquired the assets of an analytical software company that became the basis of our current Data Gathering and Analytics module. In 2000, we expended a significant amount of capital to begin the development of our Collaborative Data Exchange module, completing the initial development of the module in the third quarter of 2001. In December 2002, we acquired assets that were the foundation for clinical decision support content, which enabled us to create our Clinical Rules and Processes module. In 2005, we began to offer our customers the ability to electronically transmit Patient Clinical Summaries to providers at the point of care.

From inception until 1997, our operations were funded primarily through internally generated cash flows and bank borrowings. In 1997, we issued approximately $3.5 million of Series A convertible preferred stock in order to raise capital for marketing our products. In 1999, we made a strategic decision to develop new products. To fund this initiative, in the fourth quarter of 1999 and in the first half of 2000, certain existing investors, including our Chief Executive Officer and Liberty Ventures I, L.P., which is an affiliate of ours as a result of their ownership of our outstanding capital stock, provided bridge financing until the closing of our Series B convertible preferred financing. To those investors who participated in the bridge financing, we issued seven-year warrants to purchase an aggregate of 435,000 shares of common stock, 375,000 of which had an exercise price of $2.00 per share and 60,000 of which had an exercise price of $5.00 per share. In June, July and August of 2000, we issued in the aggregate approximately $30.0 million of Series B convertible preferred stock, primarily to fund the research and development of new products. In September 2001 and March 2002, we issued in the aggregate approximately $4.9 million of Series C convertible preferred stock in order to fund our working capital requirements.

In 1997, we entered into a borrowing arrangement with a third-party lender pursuant to which we issued warrants to purchase 200,000 shares of common stock at an exercise price of $2.00 per share. In 1999, we issued additional warrants to purchase 100,000 shares of common stock at an exercise price of $2.00 per share to the same lender. We entered into an arrangement with a different lender in 2001 pursuant to which we issued warrants to purchase 283,185 shares of common stock at an exercise price of $1.13 per share. In 2002, we entered into a borrowing arrangement with our current lender to provide working capital financing up to $4.0 million based upon eligible receivables. In connection with that arrangement, we issued warrants to purchase an aggregate 235,929 shares of common stock at an exercise price of $0.90 per share.

On December 18, 2006, we raised approximately $26.4 million from our initial public offering, net of fees and expenses. In connection with the closing of our initial public offering, all of our outstanding shares of Series A preferred stock, Series B preferred stock and Series C preferred stock were converted into common stock under the terms of each of the respective preferred stock designations. All dividends on the Series A preferred stock that were accrued but unpaid as of the date of the offering were converted into common stock pursuant to an election of each holder of such shares as provided under the terms of the Series A preferred stock designation. All dividends on the Series B preferred stock and Series C preferred stock that were accrued but unpaid as of the date of the offering (approximately $9.5 million) were paid in cash from the proceeds of the offering. We currently have no shares of preferred stock outstanding.

Sources of Revenue

We derive revenue from the following sources: (i) subscription, maintenance and transaction fees; (ii) term license fees for our solutions; and (iii) fees for discrete professional services.

Subscription, Maintenance and Transaction Fees

Our customers pay an annual subscription fee to process data through MEDecision’s service bureau and access reports using our Data Gathering and Analytics module and to transmit clinical data and decisions through our Collaborative Data Exchange module. Customers also pay a fee for each transaction transmitted over our network. We recognize subscription fees ratably over the term of the subscription agreement and include this in the subscription, maintenance and transaction fee revenue on our consolidated statements of operations. We also offer our customers a hosted solution and receive monthly fees for those services. We recognize hosting revenue ratably over the term of the related agreement, which is typically five years in duration. Hosting revenue is included in subscription, maintenance and transaction fee revenue on our consolidated statements of operations.

Our customers pay an annual maintenance and support fee equal to approximately 22% of the annualized Advanced Medical Management license fee, which entitles our customers to unspecified software updates and upgrades and basic product support. For clinical content, our customers pay an additional 13% of the annualized license fee for maintenance and support. We recognize maintenance and support fees ratably over the term of the maintenance and support agreement.

Our customers pay transaction fees for each member eligibility verification, for clinical adjudication of treatment requests and for access to on-demand member health information, including Patient Clinical Summaries. We recognize transaction fees at the time of the transaction.

Term License Fee

Our customers pay a term license fee to utilize our Advanced Medical Management and Clinical Rules and Processes modules, typically for five years. We recognize revenue for term license fees upon delivery of the software.

Professional Services

In conjunction with our solutions, we provide services to assist our customers in the installation and implementation of the software and the integration of our solutions with other systems within the healthcare insurance company. We sell these services on either a fixed price or a time-and-materials basis and recognize revenue when the services are performed. Services revenue also includes reimbursable billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.

Each of our license models provides us with a recurring revenue stream. Historically, a substantial portion of our clients have renewed their licenses each year. During the year ended December 31, 2006, our clients renewed 89% of the contracts which were to expire during that period. The combination of recurring revenue and high renewal rates provide us with substantial annual revenue predictability. Although in general our revenue is consistent throughout the year, sales of certain modules that have an initial term license can cause revenue volatility from quarter to quarter. The sales cycle for our Advanced Medical Management module is typically eight months or longer. As a result, it is difficult for us to predict the quarter in which a particular sale may occur. In addition, in a small portion of our sales, the license fee is material relative to our total revenue during the quarter. Accordingly, our revenue may vary significantly from quarter to quarter depending on the quarter during which a large sale occurs.

Strategy for Growth

Our strategy for revenue growth is to (1) increase recurring and transaction-based revenue streams as a percentage of total revenue, primarily through Patient Clinical Summary transactions; (2) expand our customer base into additional managed care organizations in the United States that could benefit from our entire Collaborative Care Management suite or its related product modules; (3) expand relationships with our existing customers; and (4) develop the next generation of our Collaborative Care Management suite.

Historically, we derived most of our revenue from our Advanced Medical Management module, for which our customers purchase five-year term licenses and which we recognize as revenue at the time we enter into the contract. In 1999, we began licensing modules that provide transaction or annual recurring revenue that are recorded ratably over the contract term. In 2005, we began delivering a Patient Clinical Summary for eight managed care organizations. We intend to emphasize modules with transaction oriented and annual recurring revenue, as these streams provide us with greater revenue visibility and higher gross margins and operating margins. We have developed a scalable network infrastructure to deliver a high volume of transactions (such as authorizations, referrals and Patient Clinical Summaries) to providers and patients. An increase in transaction volume will require some additional technology infrastructure, but we believe the cost of network expansion will be substantially lower than the increase in revenue. In addition, we expect some investment initially in sales and marketing to educate and assist in the initial deployment of transaction-based modules, but less, as a percentage of revenue, than the increase in revenue.

Prior to 2003, we licensed our software module separately to payer organizations. Beginning in 2003, we began marketing and licensing our modules as an integrated solution, providing the payer an ability to license the entire Collaborative Care Management suite, or certain components initially, based upon the payer’s business needs at that time. We believe there are at least 350 additional managed care organizations in the United States, self-insured companies and Medicare and Medicaid organizations that could benefit from licensing and deploying our entire Collaborative Care Management suite, or selected modules. We license our solutions to new customers through our direct sales force, and our marketing initiatives generally have included conferences, trade shows, healthcare industry events and direct mail campaigns. We will continue to invest in additional sales personnel and marketing programs to increase awareness of our integrated solution, but not at the same rate of our revenue growth.

Through our customer sales operation, we have expanded our penetration within our customer base by including more members and by increasing the number of modules licensed by our customers. We intend to develop additional cross-selling programs to aid our customer relationship staff to continue to increase the number of modules utilized by our customers in the provision of care to their membership. The large cross-selling opportunity is based on the adoption of the Patient Clinical Summary transactions, which benefit the payer, patient and provider. This adoption will require some investment in marketing, but we expect it to be less than the direct sales costs associated with the sales of our historical software solutions.

Trends in Sales of our Solutions

Our Collaborative Care Management suite consists of four related product modules: (i) Data Gathering and Analytics; (ii) Clinical Rules and Processes; (iii) Advanced Medical Management; and (iv) Collaborative Data Exchange. As discussed above, prior to 2003, we marketed and sold these modules individually rather than as a suite of products. Since that time, we have marketed these modules as the Collaborative Care Management suite, although we continue to license the modules individually in order to offer our customers an individualized solution. In general, customers license the Advanced Medical Management module as the core of their solution. Prior to 2004, our customers generally initiated their relationships with us by licensing just that one module. However, since 2004, we believe that our customers have focused more on implementing integrated multi-functional systems and have looked for products that offer more than a claims management system. As a result, a significant number of our new customers now license one or two modules in addition to our Advanced Medical Management module. We anticipate that this will remain the case for the foreseeable future.

As a result of the shift in market focus to more integrated software solutions, we anticipate that new customers will license an increasing number of modules and existing customers will continue to expand their product suites by licensing additional modules. However, given that most of our customers initially license our Advanced Medical Management module, revenue related to that module is a significant portion of our overall revenue. We anticipate that this significance will diminish as customers license additional modules and our transaction fee revenue increases as a percentage of overall revenue.

Cost of Revenue

Our costs of revenue are broken down into cost of term licenses, cost of subscription, maintenance and transaction fees and cost of professional services.

Our cost of subscription, maintenance and transaction fees consist of:

•       amortization of internally developed and purchased capitalized software;

•       compensation and related employee benefits of our product support, product maintenance and product hosting staff;

•       third-party maintenance fees associated with the third-party software incorporated into our Advanced Medical Management module;

•       solution hosting costs associated with a third-party secured facility;

•       royalties related to software licenses; and

•       communication costs associated with our hosting network.

Our cost of term licenses primarily consists of:

•       amortization of internally developed and purchased capitalized software; and

•       third-party license fees for the third-party software incorporated in our Advanced Medical Management module.

Our cost of professional services consists of:

•       compensation and related employee benefits for our professional services staff;

•       costs of independent contractors that provide consulting and professional services to our customers; and

•       travel, lodging and other out-of-pocket expenses for our staff and independent consultants to perform work at a customer’s site for which we receive reimbursement.

The costs associated with each of our modules, as a percentage of revenue, is different. Therefore, changes in the mix of modules and services will result in fluctuations in gross margin. We expect the percentage of our revenue derived from our Data Gathering and Analytics module, Clinical Rules and Processes module, Collaborative Data Exchange module and Collaborative Care Management suite to increase in the future. As a result, we expect our gross margins to increase in the future.

Operating Expenses

We classify our operating expenses as follows:

Sales and Marketing

Sales and marketing expenses primarily consist of:

•       personnel and related costs for employees engaged in sales, corporate marketing, product marketing and product management, including salaries, commissions, other incentive compensation and related employee benefit costs;

•       travel related expenses to meet with existing and potential customers, and for other sales and marketing related purposes;

•       costs associated with trade shows and industry conventions;

•       fees and other expenses related to public relations consultants; and

•       costs associated with our annual user conference and other marketing related activities.

We expense our sales commissions proportionately over the same period that the related revenue is recognized. We expect our sales and marketing expense to increase in the future as we increase the number of direct sales professionals and invest in marketing programs to encourage provider adoption of our Collaborative Care Management suite and its related product modules. However, we expect sales and marketing expenses to remain relatively constant as a percentage of revenue for the foreseeable future.

Research and Development

Research and development expenses consist primarily of:

•       personnel and related costs, including salaries and employee benefits for software engineers, software quality assurance engineers and clinical systems engineers;

•       consulting fees paid to independent consultants who provide software or quality engineering services to us; and

•       costs of medical panels and research for annual clinical updates to our solutions.

To date, our research and development efforts have been devoted to new product offerings and increases in features and functionality of our existing suites. We expect research and development expenses to increase in the future as we continue to develop innovative new solutions for our customers. However, we expect research and development expenses to remain consistent as a percentage of revenue, fluctuating slightly depending on our product development initiatives.

Historically, we have capitalized a portion of our research and development expenses related to purchased and internally developed software. Capitalized research and development expenses totaled $1.4 million, $2.0 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Otherwise, we expense research and development as those costs are incurred.

General and Administrative

General and administrative expenses represent the complete, unallocated costs and expenses of managing and supporting our entire operations. General and administrative expenses consist primarily of:

•       personnel and related costs for our executives, finance, human resources, corporate information technology systems, strategic business, corporate quality, corporate training and administrative personnel;

•       legal and accounting professional fees;

•       facilities and related costs;

•       recruiting and training costs;

•       depreciation;

•       travel related expenses for executives and other administrative personnel; and

•       computer maintenance and support for our internal information technology system.

We expect general and administrative expenses to increase in the future as we absorb expenses related to being a publicly traded company and invest in an infrastructure to support our continued growth.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive revenue primarily from three sources: (i) recurring revenue consisting of annual recurring subscription fees for our Data Gathering and Analytics and Collaborative Data Exchange modules, including PCS, transaction revenue associated with member eligibility verification, clinical adjudication of treatment requests and access of on-demand member health information and technical and clinical maintenance and support fees; (ii) initial term and renewal license fees for our Advanced Medical Management and Clinical Rules and Processes modules and (iii) fees for discrete professional services. Our standard license agreement typically provides a time-based license, which is typically five years in duration, to use our solutions. We may license our software in multiple element arrangements if the customer purchases any combination of maintenance, consulting, training, subscriptions or hosting services in conjunction with the software product license.

We recognize revenue pursuant to the requirements of AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition; as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions; SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts; the SEC’s Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition; Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements With Multiple Deliverables; EITF Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware; EITF Issue No. 03-05, Applicability of AICPA Statements of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software; and other authoritative accounting guidance.

We enter into transactions that represent multiple-element arrangements, which may include a combination of professional services, hosting, PCS and software. In instances where certain arrangements include both software and non-software related elements, we apply the principles of SOP 97-2 to software elements. If the elements of the arrangement fall outside the scope of SOP 97-2, then we apply the principles of EITF 00-21. In accordance with EITF 00-21, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•       the delivered item(s) has value to the client on a stand-alone basis.

•       there is objective and reliable evidence of the fair value of the undelivered item(s).

•       if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). We apply the revenue recognition policies discussed below to each separate unit of accounting.

We recognize revenue using the residual method when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more delivered elements, and all revenue recognition criteria in SOP 97-2, other than the requirement for VSOE of fair value of each delivered element of the arrangement, are satisfied. We allocate revenue to each undelivered element based upon its respective fair value determined by either (a) the price charged when that element is sold separately, (b) the price established by management if that element is not yet sold separately and it is probable that the price will not change before the element is sold separately or (c) substantive renewal rates. We defer revenue for all undelivered elements and recognize the residual amount of the arrangement fee, if any, when the basic criteria in SOP 97-2 have been met.

Under SOP 97-2, provided that the customer’s contract does not require significant production, modification or customization of our basic software code, we recognize revenue when the following four criteria have been met:

•       persuasive evidence of an arrangement exists;

•       delivery of our basic software code has occurred;

•       the license fee is fixed or determinable; and

•       collection of the license fee is probable.

For arrangements where we provide software hosting services, we record revenue in accordance with SOP 97-2 unless:

•       the customer cannot take possession of the software at any time during the hosting period without significant penalty;

•       the customer cannot contract with another hosting provider without significant effort or expenditure; or

•       the software’s functionality is compromised by the termination of hosting services.

Under these circumstances, we record revenue ratably over the longer of the contract period or the maintenance period under EITF Issue No. 00-03.

For those arrangements that meet the criteria for SOP 97-2 accounting, we establish fair value for all undelivered elements and use the residual method to determine the fair value of the license fee that is recorded upon achievement of the four revenue recognition criteria mentioned above and included in term license revenue in the consolidated statement of operations. VSOE is established for hosting services under such arrangements based on the price charged when hosting services are sold separately as a renewal. Hosting revenue is included with subscription, maintenance and transaction fee revenue in the consolidated statements of operations.

If, at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, then revenue is deferred until the arrangement fee becomes due and payable by the customer, assuming all other revenue recognition criteria have been met. If at the outset of an arrangement we determine that collectibility is not probable, then revenue is deferred until payment is received. Our license agreements typically do not provide for a right of return other than during the standard 90-day warranty period. Historically, we have not incurred warranty expense or experienced returns of its products. If an arrangement allows for customer acceptance of the software or services, then we defer revenue recognition until the earlier of customer acceptance or when the acceptance rights lapse.

We also offer subscriptions to access software which is hosted at our ASP facility. We categorize these fees as subscriptions. The fees related to these subscription arrangements are recognized as revenue ratably over the subscription term, which is typically 12 months. Revenue for multiyear time-based licenses that include maintenance, whether separately priced or not, is recognized ratably over the license term and included in subscription, maintenance and transaction fee revenue unless a substantive maintenance renewal rate exists, in which case the residual amount is recognized as software revenue and included in term license fee revenue when the basic criteria in SOP 97-2 have been met.

Our initial maintenance term is generally in the range of one to five years, renewable by the customer on an annual basis thereafter. Our customers typically prepay maintenance for periods of one to 12 months. Maintenance revenue is deferred and recognized ratably over the term of the maintenance contract and is included in subscription, maintenance and transaction fee revenue. Should a customer on maintenance be specifically identified as a bad debtor, then we would cease recognizing maintenance revenue except to the extent that maintenance fees have already been collected.

While the statements of work with our customers may specify multiple elements, we believe that the service elements included in our contractual arrangements with customers are not essential to the functionality of our software, which can operate in a standalone fashion upon installation. These service elements do not include significant modification or customization of our software, but may include configuring, designing and implementing simple interfaces with other customer software, installation and configuration of third-party software, and training in the use of both our software and third-party software. The timing of payments for software is independent of the payment terms for the service elements in our contractual arrangements with customers. In multi-element arrangements involving software and consulting, training or other services that are not essential to the functionality of the software, the services revenue is accounted for separately from the software revenue. VSOE for services did not exist during 2004 and prior. As a result, revenue attributable to all elements in a multi-element arrangement, including software and services, in 2004 was deferred until the related services were completed and only then recognized as revenue, assuming VSOE existed for all other undelivered elements. In situations when revenue is deferred as a result of ongoing services, the costs associated with all delivered elements are also deferred and recognized as expense when the services are completed. In late 2004, we introduced package pricing for the various service elements of our contractual arrangements with customers, and now recognize VSOE for service elements based on the prices of those packages, which are based on hourly rates consistent with those used in the separate sales of services.

Consulting, training and other services are typically sold under fixed-price arrangements and are recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated project costs required to complete the project. Consulting services primarily comprise implementation support related to the installation and configuration of our products and do not typically require significant production, modification or customization of the software. In arrangements that require significant production, modification or customization of the software and where services are not available from third-party suppliers, the consulting and license fees are recognized concurrently. When total cost estimates exceed revenue in a fixed-price arrangement, the estimated losses are recognized immediately in cost of revenue.

The assumptions, risks and uncertainties inherent with the application of the proportional performance method affect the timing and amounts of revenue and expenses reported. Numerous internal and external factors can affect estimates, including direct labor rates, utilization and efficiency variances.

Where contractual arrangements with customers include the sale of third-party software, revenue is recognized for the sale of the third-party software and the related expense is included in cost of revenue.

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, we account for out-of-pocket expenses rebilled to customers as maintenance, consulting and training revenue with related costs included in cost of revenue. For the years ended December 31, 2006, 2005 and 2004, reimbursement expenses totaled $0.4 million, $0.4 million, and $0.4 million, respectively.

We also generate revenue from transactions that are processed through our web portal. Fees from these transactions are billed to customers in arrears on a monthly basis and are recognized in the period in which the transactions occur. The Company establishes VSOE for these transaction fees based on the rates charged for transactions in separate sales.

We believe that our accounting estimates used in applying our revenue recognition are critical because:

•       the determination that it is probable that the customer will pay for the products and services purchased is inherently judgmental;

•       the allocation of proceeds to certain elements in multiple-element arrangements is complex;

•       the determination of whether a service is essential to the functionality of the software is complex;

•       establishing company-specific fair values of elements in multiple-element arrangements requires adjustments from time-to-time to reflect recent prices charged when each element is sold separately; and

•       the determination of the stage of completion for certain consulting arrangements is complex.

Changes in the aforementioned items could have a material effect on the type and timing of revenue recognized.

In prior periods, our estimates of the total cost of consulting, training and other services, which are recognized on a percentage-of-completion basis have been reasonably accurate. As a result, there have been no significant changes in the amount of gross profit recognized relative to the revenue recognized in different periods.

If we were to change our pricing approach in the future, this could affect our revenue recognition estimates, in particular, if bundled pricing precludes establishment of VSOE.

Accounts Receivable and Allowance for Doubtful Accounts

The majority of our accounts receivable are due from trade customers. Credit is extended based on evaluation of each customer’s financial condition. Collateral is not required. Accounts receivable payment terms are typically 30 days and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

We believe that our estimate of our  allowance for doubtful accounts is critical because of the significance of our accounts receivable balance relative to total assets.  If the general economy deteriorated, or factors affecting the profitability or liquidity of the industry changed significantly, then this could affect the accuracy of our allowance for doubtful accounts.

Capitalized Software Research and Development Costs

We record capitalized software costs on the balance sheet at the lower of unamortized capitalized costs or net realizable value. We capitalize purchased and internally developed software in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We identify projects that typically represent significant improvements in features and functionality. The costs incurred in the preliminary stages of development are expensed as research and development costs as they are incurred. Once a solution has reached the development stage where technological feasibility has been established, internal and external costs will be capitalized based upon the development hours charged against the project. Amortization begins and capitalization ends when the product is available for general release to our customers. Annual amortization of capitalized software costs is the greater of the amount computed using (i) the ratio that the current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or  (ii)  on a straight-line basis over the estimated economic life of the product, which ranges from three to five years. We evaluate the useful lives of these assets quarterly and test for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets.

We believe that our estimate of our capitalized software costs and the period for their amortization is critical because of the significance of our balance of capitalized software costs relative to our total assets.  Potential impairment is determined by comparing the balance of unamortized capitalized software costs to the sales revenue projected for a capitalized software project. If efforts to sell that software project are terminated, or if the projected sales revenue from that software project drops below a level that is less than the unamortized balance, then an impairment would be recognized.

Factors that could change the amount of software capitalized in the future include greater use of offshore programming resources, which would reduce the amount of software capitalized, or shorter product life cycles, which would require amortization on a shorter time schedule.

Stock-Based Compensation

Prior to January 1, 2006, stock-based compensation was measured in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123, which permitted companies to continue to apply the provisions of Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions

Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Under this method, compensation expense is measured as the excess, if any, of the fair market value of our common stock at the date of the grant over the exercise price of the option. In accordance with the provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we disclosed pro forma results of operations as if the minimum value-based method had been applied in measuring compensation expense for stock-based incentive awards.

As required by FASB under SFAS No. 123R, Share-Based Payment, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R which requires us to apply the provisions of SFAS 123R to new awards granted, and to awards modified, repurchased, or cancelled after the effective date. We began recognizing stock-based compensation expense under a calculated measurement value computation effective January 1, 2006. The fair value of stock options will be recognized as expense in our financial statements over the remaining vesting period of the stock options. The adoption of SFAS No. 123R resulted in $0.2 million of expense in 2006. In addition, the adoption of this standard will result in difficulties comparing our operating results for future periods to those of our prior periods, since prior periods through 2005 will not reflect stock-based compensation expense under SFAS No. 123R.

At the time that options were granted during the years 2004, 2005 and in January and April of 2006, the fair value of the common stock for the options was estimated by the board of directors, with input from management. Given the absence of an active market for our common stock, our board of directors, the members of which we believe had extensive business and finance experience, was required to estimate the fair value of our common stock at the time of each option grant. In July 2006, we engaged an independent valuation specialist to perform a retrospective valuation of our common stock as of and for the years ended December 31, 2004 and 2005. As a result of this retrospective valuation, it was determined that the exercise prices for the stock options granted in the first half of 2004 and for April and July 2006 exceeded the fair value of our common stock at those dates. The exercise prices for stock option grants in the second half of 2004, all of 2005 and January 2006 were below the retrospective fair values determined for those dates. Accordingly, as required by APB Opinion 25, for the difference by which the fair value of the underlying common stock exceeded the option exercise price of the grants in 2004 and 2005, we recognized stock-based compensation expense in our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 in the amounts of approximately $0.4 million, $0.3 million and $21,000, respectively.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value.

We used the market approach (one of three generally used valuation approaches) to estimate the value of the enterprise at each date at which options were granted. The market approach uses direct comparisons to other enterprises and their equity securities to estimate the fair value of privately issued securities. The fair value measured by the market approach is based on a comparison to similar enterprises or similar transactions. Our board of directors considered the market values of comparable software companies in public and private sales, conducted discussions of value with outside equity investors (including those who had purchased shares of our Series A, Series B and Series C preferred stock) and potential strategic business partners and considered our business trends in determining our market-based value. Our board of directors then deducted the liquidation preferences of the preferred stock, including accrued and unpaid dividends, to determine the value remaining for the holders of our common stock. Given the objective and subjective factors utilized in this valuation methodology, there is inherent uncertainty in these estimates. Of the three generally accepted valuation methodologies, our board of directors believed that the market approach was the most appropriate approach to utilize because of its focus on value based on a sale or public offering liquidity events. At the time, it was more likely a liquidity event would involve the sale of us or an initial public offering of our common stock.

The independent valuation specialist also used a market approach to value our common stock. The specialist estimated the retrospective fair values of our common stock using a probability-weighted analysis of the present value of returns afforded to common shareholders in each of three possible future liquidity events—an initial public offering, sale or dissolution. Given the structure of our shareholder base, the valuation expert did not analyze our value in a scenario where we continue as a private company indefinitely with no liquidity transaction. For each of the three transaction scenarios, estimated future and present values for the shares of our common stock were calculated using assumptions, including: (i) the expected pre-money valuation (pre-initial public offering, pre-sale or pre-dissolution); (ii) the expected probability distribution of values relating to the expected pre-money valuation, which not only demonstrates the level of volatility of expected values, but is particularly important for a junior security—such as the common stock in an enterprise that has preferred stock—which demonstrates an asymmetrical distribution of returns; and (iii) an appropriate risk-adjusted discount rate to the present rate.

The valuation expert’s initial public offering valuation was based primarily on the following: (i) an analysis of companies comparable to us, including their valuation at a trailing year multiple and one-year forward revenue multiple; (ii) an analysis of a broader range of software companies, broken down into certain key criteria, including size, profitability and growth; and (iii) since detailed multi-year projections were available only for 2005 analysis, the valuation expert performed a discounted cash flow analysis for the December 31, 2005 valuation. Such projections were not available in prior years, and as a result, no discounted cash flow analysis was performed for those years. Using the foregoing, low, median and high values of the common equity were estimated and the common equity per share value was calculated. A weighted-average estimate of values was calculated using weightings of 0% (for the low case), 50% (for the median case) and 50% (for the high case) in the valuation analysis for 2005 and 2004, as well as June 30, 2006.

The sale valuation was based primarily on the following: (i) an analysis of merger and acquisition transactions involving companies comparable to us, including their valuation as a trailing year revenue multiple; (ii) an analysis of a broader range of software company acquisitions, segmented by certain key criteria, including size and profitability; (iii) an estimated calculation of the common equity per share value by utilizing the foregoing, low, median and high values of the common equity; and (iv) a weighted-average estimate of values was calculated using weightings of 25% (for the low case), 50% (for the median case) and 25% (for the high case).

The dissolution valuation was based primarily on the following: (i) the valuation expert’s estimate (with management input) regarding expected dissolution proceeds; (ii) upon subtracting our liabilities from our assets, the net value to equity shareholders was estimated; (iii) after deducting accrued dividends, liquidation and preferences from the net equity value, the value to common shareholders was calculated. Since our management has represented that the dissolution scenario is highly unlikely, but not impossible, the valuation expert only assigned a 5% probability weighting on this scenario in its calculations.

The valuation expert applied weightings to each of the three indicated values based upon its estimate of the likelihood of the various scenarios, as of the valuation date. Its estimate of the likelihood of any given scenario was based on: (i) the initial public offering and merger and acquisition transaction market conditions; (ii) the relative size, based on trailing revenue, of the issuers which successfully completed initial public offerings during the relevant time period; (iii) our profitability; and (iv) the likelihood that an initial public offering would qualify as a Qualified Initial Public Offering under the terms of our preferred stock.

As a result of the foregoing, the following weightings were assigned for the applicable periods:

		Year Ended
	June 30,	December 31,
	2006	2005	2004
Sale / Merger	25%	70%	85%
IPO	70%	25%	10%
Dissolution	5%	5%	5%
Total	100%	100%	100%

Significant Factors Contributing to the Difference between Fair Value as of the Date of Each Grant and the Estimated Initial Public Offering Price.

We granted stock options with exercise prices of $0.50 during the years ended December 31, 2005 and 2004, $2.50 in January 2006 and $22.00 in April and July 2006. The independent valuation specialist determined in its retrospective valuation that the fair value of our common stock was, as of each date indicated:

	June 30,	December 31,	December 31,
	2006	2005	2004
Fair value per share	$6.34	$4.52	$2.02

For the periods 2004 through 2005, the fair value determined contemporaneously by our board of directors differs from the retrospective valuation by the valuation expert, which in turn differed significantly from the initial public offering price of our stock. The primary reason for the difference between the market-based fair value determined by our board of directors and the retrospective valuation by the valuation expert relates to the number and composition of the comparison companies used by our board of directors and the valuation expert, and the more comprehensive approach used by the valuation expert in that the valuation expert used a probability-weighted estimate of the values from each of the three scenarios posed (sale of the company, IPO or dissolution). The primary reason for the difference between the initial public offering price and the fair values determined by the independent valuation expert as of June 30, 2006 and December 31, 2005 and 2004  is that during these periods, the valuation expert and we determined that it was highly unlikely that we could have completed an initial public offering due to (i) weak initial public offering conditions, (ii) our relative small size in terms of revenue compared to companies that completed initial public offerings during such periods, and (iii) prior to 2005, our lack of profitability. As a result, a liquidity event in the form of a sale or merger was determined to be most likely. Our sale or merger would trigger liquidation payments of approximately $40.0 million to the holders of our Series A, Series B and Series C preferred stock plus accrued dividends, greatly diminishing, or even eliminating, the value of our shares of common stock.

As of June 30, 2006, the independent valuation expert determined that the fair value of our common stock was $6.34 per share. As disclosed elsewhere, the initial public offering price of our common stock was $10.00. This increase in fair value between that determined by the valuation expert and that determined by our underwriters is attributable to the following factors: an increase in the valuation of comparable public companies included in the independent valuation expert’s report; an increase in the probability of completing our initial public offering; and, as our initial public offering became more likely, the removal of the discount related to the uncertainty associated with a shareholder liquidity event. In addition, there was also a difference in the methodology utilized by the independent valuation expert and our underwriters. The valuation expert used a broader group of healthcare software companies that, overall, had valuation multiples that were lower than the group included in the underwriters’ valuation. In addition, the valuation expert included as comparable companies only those companies whose revenue base is most closely comparable to our current business model, despite the fact that we anticipate increased subscription, maintenance and transaction fee based revenues in the future from our Patient Clinical Summary product.

We consider the estimates of expected term and volatility used in calculating the Black-Scholes fair value of future awards to be critical because of the amount of stock-based compensation to be recognized in our financial statements. Because of the short time that our stock has been publicly traded, we cannot estimate how accurate our estimates may prove to be compared to the actual market behavior of our stock price and the future exercise behavior of the participants in our equity incentive plans. As we develop historical data, these estimates may change in the future. Also, we may find that a different method to calculate fair value may be more accurate in determining the actual economic impact of stock-based compensation.

We do not anticipate any significant changes in the number of stock option awards granted in the future or the number of participants in our equity incentive plans.

Accounting for Preferred Shares and Derivative Shares

As of the closing of our initial public offering on December 18, 2006, all of our preferred stock converted into common stock. We currently have no shares of preferred stock outstanding.

Prior to the closing of our initial public offering, we accounted for our previously outstanding preferred stock and related instruments in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock; EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingent Adjustable Conversion Ratios; EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments; SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and other applicable professional standards. The carrying value of our Series A, Series B and Series C preferred stock was increased, or accreted, using the interest method, to redemption value, from the date of issuance to the earliest redemption date. The carrying value of our Series A, Series B and Series C preferred stock were also accreted for the value of accrued and unpaid cumulative dividends.

In accordance with the provisions of SFAS No. 133, we identified the conversion feature of our Series B and Series C preferred stock as an embedded derivative. Under the criteria of EITF 00-19, these embedded derivatives were classified as a liability, with changes in fair value of the derivatives at each balance sheet date reflected in our results of operations. For our previously outstanding Series A preferred stock, for which accrued and unpaid dividends could have been paid in additional shares of Series A preferred stock at the option of the holder when such preferred stock was outstanding, when the fair value of our common stock (into which the dividend shares could have been converted) exceeded the conversion price, a beneficial conversion option was recognized for the difference between the fair value of the common stock and the conversion price on the Series A preferred stock dividends, in accordance with EITF 00-27. Changes in the value of this beneficial conversion option were recorded in additional paid in capital in our consolidated balance sheet.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any change in the enacted tax rate and its effect on deferred assets and liabilities is recognized in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

The realization of deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. We make estimates and judgments to calculate our tax liabilities and determine the realization of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective.

In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence. Our positive evidence includes our projections of future taxable income, the remaining life of the net operating loss carryforwards and cumulative taxable income over the three most recent fiscal years. Our negative evidence includes operating losses generated from 2000 through 2003 and the taxable losses generated in 2006. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.

Term license revenue of $1.4 million recorded during the fourth quarter of 2006 was below our expectations resulting in a net loss for the year ended December 31, 2006 and reversing the trend of two consecutive years of book and three consecutive years of taxable income. This lower term license revenue was primarily the result of the delay in the execution of certain contracts which became known to us during the last two weeks of the year. In addition, a new customer contract which the Company anticipated obtaining and closing prior to December 31, 2006 was lost to a competitor in January 2007. As a result of the delay in the closing of contracts and the lost opportunity, the Company recorded a net loss in the fourth quarter of 2006 and the full year 2006, and, reduced its revenue and net income guidance for 2007. Accordingly, the Company fully reserved the deferred tax asset at December 31, 2006.

We operate within multiple state taxing jurisdictions and are subject to audit in each jurisdiction. No tax audits have been made to date, and any tax audit may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

We believe that our estimate of our deferred tax assets and liabilities and our estimation of future tax benefits to be realized in calculating the valuation allowance against those deferred tax assets are critical because of the significance of our net deferred tax assets relative to our total assets and because of the effect that possible realization of past net operating losses may have upon our future net income. Because of the variability of our revenue and expenses in the past and uncertainties about the future, we cannot estimate how accurate those estimates are without further operating history. As our business continues to develop and our ability to forecast future income improves, we expect to be able to become accurate in determining the amount of deferred tax assets and liabilities that we can expect to utilize.

We have not had our tax returns examined by any federal or state tax authorities in the past. As we gain experience with tax examinations in the future, our estimates of any unrecognized tax benefits may change, which may affect the amount of net operating losses that we may be able to utilize in the future.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for us as of January 1, 2007. We have evaluated the impact of this accounting interpretation and determined that there will not be a material impact on our financial statements as a result of the adoption of this consensus opinion.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The EITF determined that the presentation of taxes on a gross or net basis is an accounting policy decision that should be disclosed. This consensus becomes effective for us as of January 1, 2007. We do not anticipate any material impact from the effectiveness of this consensus opinion.

In July 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The statement clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, and establishes a fair value hierarchy that prioritizes the information used to develop the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement becomes effective for us as of January 1, 2007, and while expected to require us to make additional disclosures, is not expected to have a material impact on the our results of operations or financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The adoption of this statement in our fiscal year ended December 31, 2006 did not have any effect on our results of operations or financial condition.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. Under this statement, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). By electing the fair value measurement attribute for certain assets and liabilities, entities will be able to mitigate potential “mismatches” that arise under the current mixed measurement attribute model. Entities will also be able to offset changes in the fair values of a derivative instrument and its related hedged item by selecting the fair value option for the hedged item. SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of this statement will have on our financial statements.

Significant Customer Contracts

Two of our customers, Health Care Service Corporation, or HCSC, and Horizon Blue Cross Blue Shield, or Horizon, accounted for 27% and 20%, respectively, of our revenue for the year ended December 31, 2006. HCSC accounted for 25% of our revenue for 2005. Each of these contracts contains a term license component, an annual subscription and maintenance fee component. As is the case generally with all of our term license arrangements, a significant amount of the revenue of the contract is recognized in the initial year of the contract, with the remaining year revenue composed predominantly of annual subscription and maintenance fees and services relating primarily to implementation. See the discussion of “Sources of Revenue” contained under Item 7 of this Annual Report on Form 10-K. As a result, while these two contracts represent a material portion of our revenue for the year ended December 31, 2006, we can not determine at this time whether these contracts will represent a material portion of our revenue in the future.

HCSC Agreement

On November 15, 2005, we entered into a Master Product Agreement with HCSC. This agreement, which we refer to as the HCSC Agreement, is a software license and support agreement pursuant to which we license certain software products to HCSC and provide software support and hosting services to HCSC in connection with these software products. The initial term of the license under the HCSC Agreement is for three years, with a yearly option for HCSC to renew for two additional years until expiration in November 15, 2010. The HCSC Agreement may only be terminated by either party for a breach of the agreement, but the support services may be terminated by HCSC at any time with proper notice to us. Annual support fees and annual ASP hosting fees will not increase during the initial three year term, but may increase each year thereafter by no more than a fixed pre-negotiated rate. The agreement sets forth the support services to be provided, including technical support, business support and product upgrades.

The HCSC Agreement accounted for a significant portion of our 2005 revenue primarily as a result of the initial license fee that was recognized at the end of 2005. The implementation for the project began in late 2005 and continued through 2006. As a result, the revenue in connection with the implementation of the project combined with the recognition of annual license and support payments resulted in the HCSC Agreement accounting for a significant portion of our revenue for the year ended December 31, 2006. Given that services are provided on an as requested basis, we cannot determine at this time whether the HCSC Agreement will account for a material portion of our revenue in the future.

Horizon Agreement

On June 30, 2005, we entered into a Master Product and Services Agreement with Horizon. This agreement, which we refer to as the Horizon Agreement, is a software license and support agreement pursuant to which we license certain software products to Horizon and provide software support services to Horizon in connection with these software products. The initial term of the license under the Horizon Agreement is for five years. The Horizon Agreement may be terminated for convenience by Horizon under certain circumstances or for breach of the agreement by either party. Horizon may choose to terminate the support services on a yearly basis by choosing not to renew these services. The Horizon Agreement sets forth the support services to be provided, including technical support, business support and product upgrades. These support services have specific performance targets, metrics and escalation levels for each of our support services.

The Horizon Agreement accounted for less than 10% of our 2005 revenue. The Horizon Agreement accounted for a significant portion of our revenue for the year ended December 31, 2006 as a result of the initial license fees that were recognized in that period. Given that services are provided on an as requested basis, we cannot determine at this time whether the Horizon Agreement will account for a material portion of our revenue in the future.

Consolidated Results of Operations

The following table sets forth key components of our results of operations for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2006	2005	2004
Revenue
Subscription, maintenance and transaction fees	50%	45%	53%
Term license revenue	20	25	22
Professional services	30	30	25
Total revenue	100	100	100
Cost of revenue
Subscription, maintenance and transaction fees	17	22	24
Term licenses	4	4	5
Professional services	13	14	18
Total cost of revenue	34	40	47
Gross margin	66	60	53
Operating expenses
Sales and marketing	24	20	17
Research and development	18	7	12
General and administrative	28	25	22
Total operating expenses	70	52	51
(Loss) income from operations	(4)	8	2
Loss on change in fair value of redeemable convertible preferred stock conversion options	20	2	2
Interest expense, net	1	1	—
(Loss) income before (provision) benefit for income taxes	(25)	5	—
(Provision) benefit for income taxes	(15)	17	—
Net (loss) income	(40)	22	—
Accretion of convertible preferred shares and redeemable convertible preferred shares	(18)	(10)	(22)
(Loss) income available to common shareholders	(58)%	12%	(22)%

Comparison of Years Ended December 31, 2006 and 2005

Revenue

Consolidated revenue increased 14.5% to $44.2 million for the year ended December 31, 2006 from $38.6 million for the year ended December 31, 2005. This increase resulted primarily from an increase in subscription, maintenance and transaction revenue and professional services revenue. Subscription, maintenance and transaction revenue increased $4.9 million to $22.1 million for the year ended December 31, 2006 from $17.2 million for the year ended December 31, 2005. Professional services revenue increased $1.6 million to $13.3 million for the year ended December 31, 2006 from $11.7 million for the year ended December 31, 2005.

For the year ended December 31, 2006 we entered into a total of 20 contracts compared to 18 for the year ended December 31, 2005. In 2006, 2 contracts were with new customers who licensed our Advanced

Medical Management module and at least one other module. The remaining 18 contracts were with existing customers that have already implemented our Advanced Medical Management module and were adding an additional module. In 2005, we entered into a total of 18 contracts, of which four were with new customers who licensed our Advanced Medical Management module. Three of these customers also licensed at least one additional module. During 2006, Horizon licensed our Clinical Care Pathways solution and expanded its utilization of our Advanced Medical Management module to an increased membership base. For the year ended December 31, 2006, Horizon represented approximately 20% of our total revenue.

The subscription, maintenance and transaction revenue increase reflects the revenue from contracts signed in late 2005 for our Clinical Care Pathways and Data Gathering and Analytics modules (approximately $3.8 million of which was associated with our agreement with HCSC), hosting contracts signed in early 2005 for which the customers did not complete implementation until the fourth quarter of 2005 and increased maintenance and support revenue associated with contracts executed in late 2005 and early 2006. The increase in professional services revenue reflects several implementation projects associated with HCSC in connection with their contract executed in the fourth quarter of 2005.

Cost of Revenue

Cost of revenue decreased 1% to $15.2 million for the year ended December 31, 2006 from $15.3 million for the year ended December 31, 2005.

This net decrease resulted from a decrease in the costs of subscription, maintenance and transaction fees of $0.5 million, partially offset by an increase in the cost of term licenses of $0.1 million and an increase in the cost of professional services of $0.3 million.

The decrease in the cost of subscription, maintenance and transaction fees of $0.5 million is primarily due to a decrease in the amortization of capitalized software costs of $0.5 million, a decrease in personnel and personnel related costs of $0.1 million resulting from the reallocation of personnel from product maintenance to product development, a decrease of $0.1 million in outside consultant costs and a decrease in $0.1 million in hardware and software support and maintenance costs. These decreases were partially offset by increases in third-party secured facility costs and communications costs associated with our hosting network of $0.3 million.

The increase in cost of term licenses of $0.1 million is principally due to an increase in the amortization of capitalized software costs of $0.5 million, partially offset by a reduction in the cost of third-party license fees of $0.4 million

The increase in the cost of professional services of $0.3 million is due to increased personnel and personnel related costs of $0.8 million to support our increased professional services work, partially offset by a reduction in the use of outside consultants of $0.3 million.

Gross Margin

Gross margin increased 25% to $29.0 million for the year ended December 31, 2006 from $23.3 million for the year ended December 31, 2005. As a percentage of revenue, gross margin increased to 66% for the year ended December 31, 2006 from 60% for the year ended December 31, 2005.

Gross margin from subscription, maintenance and transaction fee revenue increased 61% to $14.4 million for the year ended December 31, 2006 from $9.0 million for the year ended December 31, 2005. As a percentage of subscription, maintenance and transaction fee revenue, gross margin from subscription, maintenance and transaction fee revenue increased to 65% for the year ended December 31, 2006 from 52% for the year ended December 31, 2005. This increase is a result of revenue from contracts signed in late 2005 for Clinical Care Pathways, hosting contracts signed in early 2005 for which customers did not complete implementation until the fourth quarter of 2005 and increased maintenance and support revenue associated with contracts signed in the late part of 2005. In addition, lower amortization of capitalized software related to products licensed on a subscription basis and a reallocation of personnel from product maintenance to product development contributed to the increased gross margin on subscription, maintenance and transaction fee revenue.

Gross margin from term license fee revenue decreased 12% to $7.1 million for the year ended December 31, 2006 from $8.1 million for the year ended December 31, 2005. As a percentage of term license fee revenue, gross margin from term license fee revenue decreased to 80% for the year ended December 31, 2006 from 83% for the year ended December 31, 2005. This decrease is attributable to an increase in capitalized software amortization for our Advanced Medical Management module and third-party software costs associated with new term license contracts.

Gross margin from professional services revenue increased 21% to $7.5 million for the year ended December 31, 2006 from $6.2 million for the year ended December 31, 2005. As a percentage of professional services revenue, gross margin from professional services revenue increased to 57% for the year ended December 31, 2006 from 53% for the year ended December 31, 2005. This increase is a result of continued operational efficiency in our professional services operations from new project management methodologies which were implemented in late 2004.

Sales and Marketing

Sales and marketing expenses increased 35% to $10.5 million for the year ended December 31, 2006 from $7.8 million for the year ended December 31, 2005. This $2.7 million increase is due to increased sales and product marketing personnel and personnel-related costs that increased sales and marketing expense $1.4 million, increased commission expense of $1.1 million attributable to the increased revenue and increased corporate marketing expenses of $0.4 million for public relations, user conference and tradeshows.

Research and Development

Research and development expenses increased 206% to $8.0 million for the year ended December 31, 2006 from $2.6 million for the year ended December 31, 2005. The change of the $5.4 million increase reflects increased personnel and personnel-related costs and increased independent contractor costs of $4.4 million. For the year ended December 31, 2006, we capitalized $1.4 million of software development costs related to specific projects which will add new product features and functionality, a decrease of 42% from $2.4 million capitalized for the year ended December 31, 2005. Total research and development expenditures increased 88% to $9.4 million (including capitalized software development costs of $1.4 million) for the year ended December 31, 2006 from $5.0 million (including capitalized software development costs of $2.4 million) for the year ended December 31, 2005.

General and Administrative

General and administrative expenses increased 29% to $12.5 million for the year ended December 31, 2006 from $9.7 million for the year ended December 31, 2005 or $2.9 million. This increase is due to an increase of $0.8 million in personnel and personnel related costs within the corporate operations, increased depreciation expense of $0.9 million, an increase in legal and consultant costs of $0.6 million associated with the development of our Collaborative Data Exchange module, $0.3 million related to recruiting costs for new personnel and a $0.5 million increase in facility costs resulting from the additional space leased in the year ended December 31, 2006 compared to the year ended December 31, 2005. In addition, approximately $0.4 million of the increase is related to stock compensation expense and the adoption of SFAS No. 123R, Share-Based Payment, as of January 1, 2006.

Loss on Change in Fair Value of Previously Outstanding Redeemable Convertible Preferred Stock Conversion Options

The fair value of our previously outstanding conversion options changed by $7.9 million to an $8.6 million loss for the year ended December 31, 2006 from a $0.7 million loss for the year ended December 31, 2005. The change resulted from the increase in the fair value of the conversion options calculated using the Black-Scholes model.

Interest Expense, Net

Interest expense, net increased 70% to $0.5 million for the year ended December 31, 2006 from $0.3 million for the year ended December 31, 2005. This $0.2 million increase is attributable to higher overall average borrowings outstanding as well as higher average costs of borrowing for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Provision for Income Taxes

We recorded an income tax provision of $6.7 million for the year ended December 31, 2006 as compared to a benefit of $6.5 million for the year ended December 31, 2005. The change resulted from management’s evaluation of our positive and negative evidence bearing upon the ability to realize our deferred tax assets. Management’s assessment at December 31, 2006 was that the weight of the negative evidence outweighed the positive evidence that a portion of the deferred tax assets would be realized, and accordingly, the valuation allowance was increased, and the net deferred tax asset was decreased by $6.7 million.

Term license revenue of $1.4 million recorded during the fourth quarter of 2006 was below our expectations resulting in a net loss for the year ended December 31, 2006 and reversing the trend of two consecutive years of book and three consecutive years of taxable income. This lower term license revenue was primarily the result of the delay in the execution of certain contracts which became known to us during the last two weeks of the year. In addition, a new customer contract which the Company anticipated obtaining and closing prior to December 31, 2006 was lost to a competitor in January 2007. As a result of the delay in closing of contracts and the lost opportunity, the Company recorded a net loss in the fourth quarter of 2006 and the full year 2006, and, reduced its revenue and net income guidance for 2007. Accordingly, the Company fully reserved the deferred tax asset at December 31, 2006.

Net (Loss) Income

We recorded a net loss of $17.8 million for the year ended December 31, 2006 compared to net income of $8.7 million for the year ended December 31, 2005. The increase in term license and subscription, maintenance and transaction revenue and improving efficiency in professional services all contributed to an increase in gross margin of $5.8 million. Increases in expenses for the year ended December 31, 2006 of $11.0 million over the year ended December 31, 2005 offset the improved margin. We had a $2.1 million loss from operations for the year ended December 31, 2006 compared to $3.2 million in income from operations for the year ended December 31, 2005. An increase in interest expense combined with an increase in the provision for income taxes further increased the loss from operations, thereby resulting in a net loss of $17.8 million for the year ended December 31, 2006 compared to net income of $8.7 million the year ended December 31, 2005.

Accretion of Previously Outstanding Convertible Preferred Shares and Redeemable Preferred Shares

The accretion of our previously outstanding convertible and redeemable convertible preferred shares for the year ended December 31, 2006 increased $4.1 million to $8.1 million from $4.0 million for the year ended December 31, 2005. This increase is attributable to the increase in the fair value of our common stock and the associated value of the embedded conversion feature of the preferred shares. Under accounting rules, this accretion of value to the preferred stock reduces the net income available to common shareholders.

(Loss) Income Available to Common Shareholders

For the reasons described above, the loss available to common shareholders was $25.9 million for the year ended December 31, 2006 compared to income available to common shareholders of $4.7 million for the year ended December 31, 2005. This resulted from a net loss of $17.8 million for the year ended December 31, 2006 compared to net income of $8.7 million for the year ended December 31, 2005 and from the $4.0 million increase in the year ended December 31, 2006 compared to year ended December 31, 2005 in the accretion to the preferred shares which reduced net income available to common shareholders

Comparison of Years Ended December 31, 2005 and 2004

Revenue

Consolidated revenue increased 38% to $38.6 million for the year ended December 31, 2005 from $28.0 million for the year ended December 31, 2004. The $10.6 million increase in consolidated revenue was attributable to an increase in the number and average size of sales of our Collaborative Care Management suite during 2005 compared to 2004, an increase of $4.6 million in professional services fees attributable to increased volume of services work for existing customers and an increase in transaction fees and hosting revenue. Term license revenue increased 55% for the year ended December 31, 2005 over the year ended December 31, 2004 resulting from the sale of our Collaborative Care Management suite to a large healthcare insurance company. Revenue derived from transaction fees and hosting fees increased 76%, or $2.2 million, for the year ended December 31, 2005 over the year ended December 31, 2004 due to the licensing in late 2004 of our solutions to several customers on a hosted basis, resulting in 2005 revenue of $1.7 million, and an increase in the volume of authorizations and referrals transmitted over the Collaborative Data Exchange module resulting in $0.3 million revenue in 2005.

For the year ended December 31, 2005, we entered into a total of 18 product contracts compared to 12 contracts executed in the year ended December 31, 2004. In the 2005 period, four contracts were with new customers who licensed our Advanced Medical Management module, and three of whom licensed at least one other module. For the year ended December 31, 2004, we signed contracts with seven new customers, five of whom licensed our Advanced Medical Management module and one of whom also licensed at least one additional module.

Beginning in the second quarter of 2003, we began to market our Collaborative Care Management suite. Prior to that time, we marketed and licensed modules individually. Our customers have historically licensed our Advanced Medical Management module. However, since 2003, new customers have licensed one or two additional product modules in addition to licensing our Advanced Medical Management module. For the year ended December 31, 2005, we entered into a total of 19 product contracts. Six contracts were for new customers that licensed multiple product modules. The existing customer contracts contain a license for one additional product module.

Cost of Revenue

Cost of revenue increased 17% to $15.3 million for the year ended December 31, 2005 from $13.1 million for the year ended December 31, 2004. This increase resulted from an increase in the cost of subscription, maintenance and transaction fees of $1.4  million to $8.2 million for the year ended December  31, 2005 from $6.8 million for the year ended December 31, 2004, an increase in cost of term licenses of $0.2 million to $1.7 million for the year ended December  31, 2005 from $1.5 million for the year ended December  31, 2004 and an increase of $0.7 million to $5.5 million for the year ended December 31, 2005 from $4.8 million for the year ended December 31, 2004.

The increase in the cost of subscription, maintenance and transaction fees is largely attributable to increased personnel and personnel related costs and increased temporary consultants for product support of $0.5 million and $0.4 million, respectively, and increased cost of network support and maintenance associated with the hosted operations of $0.2 million.

The increase of $0.6 million in cost of professional services results from increased personnel and personnel related costs.

Gross Margin

Gross margin increased 55% to $23.3 million for the year ended December 31, 2005 from $15.0 million for the year ended December 31, 2004. As a percentage of revenue, gross margin increased to 60% for the year ended December 31, 2005 from 53% for the year ended December 31, 2004.

Gross margin from subscription, maintenance and transaction fee revenue increased 14% to $9.0 million for the year ended December 31, 2005 from $7.9 million for the year ended December 31, 2004. As a percentage of subscription, maintenance and transaction fee revenue, gross margin from subscription, maintenance and transaction fee revenue decreased to 52% for the year ended December 31, 2005 from 54% for the year ended December 31, 2004. This decrease is a result of increased personnel and personnel related costs related to product support and increased cost of network support and maintenance associated with our hosting operations offset by higher subscription fees and hosting fees from customers who signed contracts in the late part of 2004.

Gross margin from term license revenue increased 67% to $8.0 million for the year ended December 31, 2005 from $4.8 million for the year ended December 31, 2004. As a percentage of term license revenue, gross margin from term license revenue increased to 82% for the year ended December 31, 2005 from 76% for the year ended December 31, 2004. This increase is a result of the licensing of our Collaborative Care Management suite to HCSC.

Gross margin from professional services revenue increased 170% to $6.2 million for the year ended December 31, 2005 from $2.3 million for the year ended December 31, 2004. As a percentage of professional services revenue, gross margin from professional services revenue increased to 53% for the year ended December 31, 2005 from 32% for the year ended December 31, 2004. This increase is due to increased utilization of personnel from reduced turnover and new project management methodologies which we began implementing in late 2004.

Sales and Marketing

Sales and marketing expenses increased 66% to $7.8 million for the year ended December 31, 2005 from $4.7 million for the year ended December 31, 2004. The material components of the $3.1 million increase include increased commission expense due to the increase in consolidated revenue in 2005 over 2004 of $1.0 million, increased sales personnel and personnel-related costs of $1.4 million resulting from the reorganization of our sales organization and creation of a sales team focused on cross-selling, increased travel-related expenditures of $0.2 million and increased trade show expenses and other marketing-related costs of $0.4 million.

Research and Development

Research and development expenses decreased 19% to $2.6 million for the year ended December 31, 2005 from $3.2 million for the year ended December 31, 2004. The net decrease of $0.6 million reflects an increase in capitalization of software development partially offset by increased development efforts adding new product features and functionality prior to establishing technological feasibility, which required increased personnel and personnel-related costs as well as increased use of independent contractors. For the year ended December 31, 2005, we capitalized $2.4 million of software development costs, an increase of $1.2 million over the $1.2 million of software development costs capitalized for the year ended December 31, 2004. Total research and development expenditures for the year ended December 31, 2005 were $5.0 million (including capitalized software development costs of $2.4 million) in aggregate, a 14%, or $0.6 million increase over total research and development expenditures of $4.4 million (including capitalized software development costs of $1.2 million) for the year ended December 31, 2004.

General and Administrative

General and administrative expenses increased 54% to $9.7 million for the year ended December 31, 2005 from $6.3 million for the year ended December 31, 2004. The $3.4 million increase is primarily attributable to the accrual of a special incentive pool of $1.1 million based upon our results of operations for the year ended December 31, 2005, the creation of a strategic business development operation focused on developing our Collaborative Care Management suite increasing costs $0.5 million in 2005 compared to 2004, increased travel-related expenses of $0.2  million (primarily attributable to the strategic business development operation), increased facilities and facilities-related expenses of $0.4  million relating to increased office space, increased depreciation of $0.2  million related to increased capital expenditures, increased recruiting and retention costs of $0.3  million and increased legal and consulting costs of $0.3  million.

Loss on Change in Fair Value of Previously Outstanding Redeemable Convertible Preferred Stock Conversion Options

The fair value of our previously outstanding conversion options changed by $0.1 million to a $0.7 million loss for the year ended December 31, 2005 from a $0.6 million loss for the year ended December 31, 2004. The change resulted from the change in the fair value of the conversion options calculated using the Black-Scholes model.

Interest Expense, Net

Interest expense, net increased 50% to $0.3 million for the year ended December 31, 2005 from $0.2 million for the year ended December 31, 2004. The $0.1 million increase is attributable to increased average borrowings for capital expenditures, primarily through capital leases, offset by lower average borrowings for working capital and secondarily to increased average interest rates on borrowings in 2005 compared to 2004.

Provision for Income Taxes

We realized an income tax benefit of $6.5 million for the year ended December 31, 2005 as compared to no provision or benefit for the year ended December 31, 2004. The $6.5 million increase was primarily attributable to the utilization of our net operating loss carryforward and the reduction in our tax valuation allowance of approximately $7.5 million with a consequent increase in our net deferred tax asset of $6.5 million. These changes resulted from management’s evaluation of our positive and negative evidence bearing upon the ability to realize our deferred tax assets and we believe that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets.

Net (Loss) Income

We recorded net income of $8.7 million for the year ended December 31, 2005 compared to a net loss of $26,000 for the year ended December 31, 2004. The increase in term license and subscription, maintenance and transaction revenue, as well as an increase in the volume of professional services work performed for customers, contributed to an increase in gross margin of $8.3 million. Increases in expenses for the year ended December 31, 2005 of $5.9 million over the year ended December 31, 2004 partially offset the improved margin. Our income from operations for the year ended December 31, 2005 increased $2.4 million over the year ended December 31, 2004. An increase of $0.1 million in the valuation of the embedded conversion feature of the preferred shares for the year ended December 31, 2005 over the year ended December 31, 2004 and an increase in interest expense resulted in a change in pre-tax income of $2.2 million for the year ended December 31, 2005 over the year ended December 31, 2004. For the year ended December 31, 2005, we had pre-tax income of $2.2 million compared to a pre-tax loss of $26,000 for the year ended December 31, 2004. In 2005, we realized an income tax benefit of $6.5 million from the utilization of net operating loss carryforwards and a reduction in the tax valuation allowance. This resulted in net income for the year ended December 31, 2005 of $8.7 million compared to a net loss of $26,000 for the year ended December 31, 2004.

Accretion of Previously Outstanding Convertible Preferred Shares and Redeemable Preferred Shares

The accretion of our previously outstanding convertible and redeemable convertible preferred shares for the year ended December 31, 2005 decreased $2.1 million to $4.0 million from $6.1 million for the year ended December 31, 2004. This increase is attributable to the increase in the fair value of the Company’s common stock and the associated value of the beneficial conversion feature of the preferred shares. Under accounting rules, this accretion of value to the preferred stock reduces the net income available to our common shareholders.

(Loss) Income Available to Common Shareholders

For the reasons described above, for the year ended December 31, 2005, we recorded income available to common shareholders of $4.7 million compared to a loss available to common shareholders for the year ended December 31, 2004 of $6.1 million. This $10.8 million change resulted from an increase in net income of $8.7 million plus a reduction in the accretion of preferred stock conversion value of $2.1 million.

Liquidity and Capital Resources

Since our inception and until our initial public offering which closed on December 18, 2006, we financed our operations primarily through internally generated cash flows, borrowings from banks and the issuance of preferred stock. On December 18, 2006, we raised approximately $26.4 million, net of fees and expenses, through the closing of our initial public offering. As of December 31, 2006 and December 31, 2005, we had cash of $17.4 million and $2.4 million, respectively, and receivables of $10.0 million and $10.4 million, respectively. As of December 31, 2006 and December 31, 2005, we had no borrowings under our bank working capital facility. As of December 31, 2006 and December 31, 2005, we had $4.4 million and $3.8 million, respectively, in total capital equipment financing, primarily capital leases, outstanding. As of December 31, 2006 and 2005, we had $0.3 million and $0, respectively, of insurance premium financing outstanding. As of December 31, 2005, we had accumulated dividends on our preferred stock of $14.5 million.

In connection with the closing of our initial public offering on December 18, 2006, all of our outstanding shares of Series A preferred stock, Series B preferred stock and Series C preferred stock converted into common stock under the terms of each of the respective preferred stock designations. All dividends on the Series A preferred stock that were accrued but unpaid as of the date of the offering were converted into common stock pursuant to an election of each holder of such shares as provided under the terms of the Series A preferred stock designation. All dividends on the Series B preferred stock and Series C preferred stock that were accrued but unpaid as of the date of the offering (approximately $9.5 million) were paid in cash from the proceeds of the offering. Thus, as of December 31, 2006, we had no accumulated dividends on our preferred stock.

We have a working capital facility with Silicon Valley Bank that is collateralized by all our assets. Our borrowings under this facility can be no more than the lesser of $8.0 million or 80% of eligible receivables, as such term is defined in the bank agreement, minus the total amounts then undrawn on all outstanding letters of credit, or any other accommodations issued or incurred by Silicon Valley Bank for our benefit. The working capital facility terminates on September 29, 2007. As of December 31, 2006, we had no outstanding borrowings outstanding under the working capital facility and remaining availability of $4.2 million. We also have a $1.0 million equipment line of credit with Silicon Valley Bank that is collateralized by our assets. As of December 31, 2006, we have approximately $0.1 million outstanding under this equipment line. Additional borrowings under this facility will convert to a 30-month term note as of the first day of the subsequent calendar quarter.

As of December 31, 2006, we were out of compliance with one of the financial covenants under the revolving line of credit agreement with Silicon Valley Bank. On March 26, 2007, we executed an amendment and waiver to the underlying loan and security agreement to (i) waive the existing default; (ii) increase the amount to be borrowed under the equipment line of credit to $1.75 million; (iii) extend the equipment line maturity date to the earlier of the date 30 months after the calendar quarter subsequent to each equipment advance but no later than December 1, 2009; and (iv) replace the liquidity and net income covenants with tangible net worth and adjusted quick ratio covenants. Under the amendment and waiver to the loan agreement, which is attached hereto as Exhibit 10.16(iv), we are required to maintain certain quarterly minimum tangible net worth and monthly adjusted quick ratio covenants, as defined.

Operating Activities

Net cash provided by operating activities was $1.9 million and $5.7 million for the year ended December 31, 2006 and 2005, respectively. Net cash used in operating activities for the year ended December 31, 2006 consisted of a net loss of $17.8 million, offset by non-cash depreciation and amortization of $3.2 million, a non-cash reversal of deferred tax assets of $6.7 million, a non-cash loss on change in fair value of redeemable convertible preferred stock conversion options of $8.6 million, stock compensation expense of $0.7 million, a decrease in accounts receivable of $0.4 million and by other changes in working capital of $0.4 million. Deferred revenue increased $0.7 million to $10.3 million at December 31, 2006 from $9.6 million at December 31, 2005. Deferred revenue consists of (i) annual maintenance and subscription fees for the software solutions that are paid in advance and recorded over the service period, and (ii) advance billings for professional services projects that are recorded using the proportional performance method based upon labor hours expended compared to estimated labor hours to complete the project. The increase was attributable to an increase in advance payments for professional services projects of $1.6 million partially offset by the amortization of prepaid annual maintenance and subscription fees of $0.9 million. Net cash used in operating activities for the year ended December 31, 2005 consisted of a net income of $8.7 million, non-cash depreciation and amortization of $2.1 million, an increase in deferred revenue of $3.7 million, an increase in accounts receivable of $5.9 million and an increase in other working capital of $2.0 million.

Net cash provided by operating activities was $5.7 million and $2.5 million for the years ended December 31, 2005 and 2004, respectively. Net cash provided from operating activities for the year ended December 31, 2005 primarily resulted from net income of $5.1 million, plus non-cash depreciation and amortization of $2.1 million and an increase in deferred revenue of $3.7 million, which was partially offset by changes in working capital of $5.2 million. Net cash provided from operations for the year ended December 31, 2004 consisted of a net loss of $1.3 million, offset by non-cash depreciation and amortization of $1.9 million and an increase in deferred revenue of $2.0 million, which was partially offset by changes in working capital of $0.1 million.

Investing Activities

Net cash used in investing activities was $2.5 million and $3.2 million for the year ended December 31, 2006 and 2005, respectively. The net change in investing activities resulted from a slightly lower investment in the development of new product features and functionality as the Company focused on the implementation of software products for contracts that were closed. Net cash used in investing activities for the year ended December 31, 2006 related to development activities to enhance our product offering and the capitalization of the cost associated with those projects of $1.4 million and the purchase of office equipment and computer equipment of $1.1 million. Net cash used in investing activities for the year ended December 31, 2005 related to development activities to enhance our product offering and the capitalization of the cost associated with those projects of $2.0 million, the capitalization of contingent payments of $0.1 million related to the acquisition of clinical decision support software at the end of 2002, the capitalization of software developed by an independent firm of $0.8 million and the purchase of office equipment and computer equipment of $0.8 million.

Net cash used in investing activities was $3.2 million and $2.0 million for the years ended December 31, 2005 and 2004, respectively. Net cash used in investing activities for the year ended December  31, 2005 related to development activities to enhance our product offering and the capitalization of the cost associated with those projects of $2.0 million, the capitalization of contingent payments of $0.1 million related to the acquisition of clinical decision support software at the end of 2002, the capitalization of software developed by an independent firm of $0.8 million and the purchase of office equipment and computer equipment of $0.8 million. Net cash used in investing activities for the year ended December 31, 2004 related to development activities to enhance our product offering and the capitalization of the cost associated with those projects of $0.9 million, the capitalization of contingent payments related to the acquisition of clinical decision support software at the end of 2002 of $0.3 million and the purchase of office equipment and computer equipment of $0.9 million.

Financing Activities

Net cash provided by financing activities was $15.6 million for the year ended December 31, 2006 compared to net cash used in financing activities of $0.5 million for the year ended December 31, 2005. The net change in financing activities resulted from the net proceeds of our initial public offering which closed on December 18, 2006 partially offset by the payment of preferred stock dividends and higher capital lease payments in 2006. Net cash provided by financing activities for the year ended December 31, 2006 consisted of net proceeds from our initial public offering of $26.4 million partially offset by the payment of accrued and unpaid dividends to the former holders of our Series B and Series C preferred stock of $9.5 million, repayments against our capital leases outstanding of $1.4 million and repayments against our equipment line of credit of $0.1 million. Net cash used in financing activities for the year ended December 31, 2005 consisted of borrowings against our equipment line of credit of $0.2 million and repayments against our capital leases outstanding.

Net cash used in financing activities was $0.5 million and $0.8 million for the years ended December 31, 2005 and 2004, respectively. Net cash used in financing activities for the year ended December 31, 2005 consisted of borrowings against our equipment line of credit of $0.2 million and repayments against our capital leases outstanding. Net cash used in financing activities for the year ended December 31, 2004 consisted of repayments on our capital leases outstanding and repayment of borrowings on our working capital facility.

We believe that our cash balances, cash flows from operations and available borrowings under our working capital line of credit, equipment line of credit and capital leases will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. We used approximately $9.5 million of the $26.4 million net proceeds from our initial public offering which closed on December 18, 2006 to pay the accrued and unpaid dividends to the former holders of our Series B and Series C preferred stock upon the automatic conversion of such shares into common stock upon the consummation of the offering. We intend to use the balance of the net proceeds of the offering for general corporate purposes, including working capital needs. We believe opportunities may exist to expand our current business through strategic acquisitions and investments in technology, and we may use a portion of the proceeds for these purposes. Changes in our operating plans, lower than anticipated revenue, increased expenses or other events, including those described in “Risk Factors” may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans, our financial condition and results of operations. Additional equity financing would be dilutive to the holders of common stock, and debt financing, if available, may involve significant cash payment obligations and covenants or financial ratio requirements that restrict our ability to operate our business. We do not, however, have any current plans to issue additional equity, including preferred stock, in the near future.

Contractual Obligations and Commitments

The following table summarizes our contractual arrangements at December 31, 2006 and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods after giving effect to the completion of our initial public offering on December 18, 2006 and our application of the net proceeds from our initial public offering.

	Payments Due By Period
						Thereafter,
	2007	2008	2009	2010	2011	through 2016
	(in thousands)
Contractual Obligations:
Capital leases	$2,159	$1,794	$779	$202	$59	$—
Operating leases	1,932	1,838	1,878	1,931	1,999	10,258
Note payable(1)	75	—	—	—	—	—
Insurance premium financing(2)	313	—	—	—	—	—
Third-party software agreements	508	—	—	—	—	—
Total	$4,987	3,632	2,657	2,133	2,058	10,258

(1)          Excludes interest which is calculated at prime (8.25% at December 31, 2006) plus 1.75%.

(2)          Excludes interest which is calculated at 7.5%.

The amounts listed above for capital leases represent payments that we are required to make for equipment. If we fail to remain current with our obligations for any of these capital leases, we would be in default, and our continued failure to cure such default would cause our remaining obligations under the defaulted capital lease to become immediately due.

The amounts listed above for operating leases represent base monthly rent on leases for office space and copier and fax equipment, and do not include required variable facility operating expense reimbursements to the landlord. If we fail to make payments on our office space, we will be required to pay all remaining lease payments immediately.

We are party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 28, 2006 and amended March 26, 2007 pursuant to which Silicon Valley Bank provides senior debt financing to us. Our obligations under the Amended and Restated Loan and Security Agreement are secured by a lien on all of our assets. The Amended and Restated Loan and Security Agreement includes covenants requiring us to maintain a minimum tangible net worth and minimum adjusted quick ratio, as defined. In the event that we make a misrepresentation, breach a warranty or fail to perform a covenant set forth in the Amended and Restated Loan and Security Agreement or if there is a material adverse change in our business, operations or condition (each of which is defined in the agreement as an event of default), Silicon Valley Bank may, among other things, cease making loans to us, accelerate the date for payment of all of our outstanding obligations to the bank and/or take possession of and sell all of our assets. Additionally, from and after the occurrence and during the continuance of an event of default, the then-current interest rate on the outstanding loans under the Amended and Restated Loan and Security Agreement will increase by 5%.

We are party to a contract to purchase third-party licenses from a software vendor. The agreement expired on December 31, 2005; however, the agreement automatically renews on an annual basis, unless terminated by either party. Expense of $0.5 million was incurred under this agreement in each of the years ended December 31, 2006, 2005 and 2004 and is included in cost of subscription, maintenance and transaction fees revenue in the accompanying financial statements. Scheduled future minimum payments as of December 31, 2006 under this contract are $0.5 million in 2007.

We are party to a contract whereby we are obligated to make minimum royalty payments on an annual basis. Total minimum royalty payments under this agreement aggregate $0.5 million and are recorded ratably over the four year term of the agreement. We recorded $0.2 million, $0.1 million and $0.1 million of expense under this agreement for each of the years ended December 31, 2006, 2005 and 2004, respectively, and is included in cost of subscription, maintenance and transaction fees revenue in the accompanying financial statements  There are no scheduled future minimum payments as of December 31, 2006 under this contract.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we may invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities, certificates of deposit and money market funds. Money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. However, a decline in interest rates would result in reduced future investment income to us.

Our interest expense, generally, is not sensitive to changes in prevailing interest rates since the majority of our borrowings that are outstanding and our capital leases are at a fixed interest rate. Borrowings under our working capital and equipment lines of credit are subject to adjustments in prevailing interest rates. Future increases in prevailing interest rates will increase future interest expense payable by us. However, we do not believe a 10% increase in prevailing interest rates will have a material effect on our interest expense.

Item 8.                        Financial Statements and Supplementary Data.

INDEX

TO

CONSOLIDATED FINANCIAL STATEMENTS

As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided under this Item 8. The consolidated financial statements included under this Item 8 are as follows:

Page
Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets as of December 31, 2006 and 2005	72
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	73
Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficiency) for the years ended December 31, 2006, 2005 and 2004	74
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	75
Notes to Consolidated Financial Statements	76-101

Report of Independent Registered Public Accounting Firm

The Board of Directors
MEDecision, Inc.:

We have audited the accompanying consolidated balance sheets of MEDecision, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEDecision, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in footnote 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania

March 23, 2007 (except for paragraph 3 in footnote 3, Financing Arrangements, as to which the date is March 26, 2007)

MEDECISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$17,408	$2,447
Accounts receivable, net of allowance for doubtful accounts of $52 and $55, respectively	9,975	10,363
Prepaid expenses	1,085	630
Other current assets	116	150
Deferred income taxes	—	2,776
Total current assets	28,584	16,366
Property and equipment
Computer equipment and software	7,384	10,434
Leasehold improvements	3,324	2,032
Office equipment and furniture	1,887	1,363
	12,595	13,829
Less accumulated depreciation and amortization	(4,116)	(7,216)
Net property and equipment	8,479	6,613
Capitalized software, net of accumulated amortization of $6,909 and $6,091, respectively	3,857	3,274
Other assets	460	341
Deferred income taxes	—	5,689
Total assets	$41,380	$32,283
Liabilities, Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficiency)
Current liabilities
Current portion of capital lease obligations	$1,773	$1,162
Note payable and current portion of long-term note payable	388	100
Accounts payable	2,554	2,006
Accrued payroll and related costs	1,111	1,803
Other accrued expenses	1,799	1,826
Conversion option on the convertible preferred stock and the convertible redeemable preferred stock	—	1,289
Deferred license and maintenance revenue	7,482	8,407
Deferred professional services revenue	2,180	544
Total current liabilities	17,287	17,137
Long-term liabilities
Capital lease obligations	2,557	2,440
Note payable	—	75
Deferred rent	2,380	1,510
Deferred tax liability	—	1,720
Deferred license and maintenance revenue, net of current	691	666
Other long-term liabilities	—	22
Total long-term liabilities	5,628	6,433
Commitments and contingencies	—	—
Series B redeemable convertible preferred stock, no par value; authorized 7,500,000 shares; issued and outstanding 0 and 4,022,252 shares at December 31, 2006 and 2005, respectively; liquidation and redemption value $0 and $28,625 at December 31, 2006 and 2005, respectively	—	28,545
Series C redeemable convertible preferred stock, no par value; authorized 7,500,000 shares; issued and outstanding 0 and 4,851,549 shares at December 31, 2006 and 2005, respectively; liquidation and redemption value $0 and $19,053 at December 31, 2006 and 2005, respectively	—	18,570
Stockholders’ equity (deficiency)
Series A convertible preferred stock, no par value; authorized 2,333,333 shares; issued and outstanding 0 and 2,333,333 shares at December 31, 2006 and 2005, respectively; liquidation value $0 and $6,298 at December 31, 2006 and 2005, respectively	—	6,298
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 14,886,073 and 3,274,727 at December 31, 2006 and 2005, respectively	104,099	13,631
Additional paid in capital—beneficial conversion feature	—	1,418
Accumulated deficit	(85,634)	(59,749)
Total stockholders’ equity (deficiency)	18,465	(38,402)
Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficiency)	$41,380	$32,283

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue
Subscription, maintenance and transaction fees	$22,090	$17,187	$14,666
Term license revenue	8,778	9,729	6,260
Professional services	13,341	11,680	7,102
Total revenue	44,209	38,596	28,028
Cost of revenue
Subscription, maintenance and transaction fees	7,641	8,163	6,774
Term licenses	1,722	1,653	1,455
Professional services	5,806	5,499	4,843
Total cost of revenue	15,169	15,315	13,072
Gross margin	29,040	23,281	14,956
Operating expenses
Sales and marketing	10,534	7,778	4,668
Research and development	8,045	2,627	3,243
General and administrative	12,520	9,707	6,320
Total operating expenses	31,099	20,112	14,231
(Loss) income from operations	(2,059)	3,169	725
Loss on change in fair value of redeemable convertible preferred stock conversion options	8,615	694	576
Interest expense, net	466	274	175
(Loss) income before (provision) benefit for income taxes	(11,140)	2,201	(26)
(Provision) benefit for income taxes	(6,677)	6,491	—
Net (loss) income	$(17,817)	$8,692	$(26)
Accretion of convertible preferred shares and redeemable convertible preferred shares	(8,068)	(3,994)	(6,113)
(Loss) income available to common shareholders	$(25,885)	$4,698	$(6,139)
(Loss) income per share available to common shareholders, basic	$(5.62)	$1.45	$(1.92)
(Loss) income per share available to common shareholders, diluted	$(5.62)	$0.66	$(1.92)
Weighted average shares used to compute (loss) income available to common shareholders per common share, basic	4,605,318	3,229,064	3,189,366
Weighted average shares used to compute (loss) income available to common shareholders per common share, diluted	4,605,318	14,143,586	3,189,366

The accompanying notes are an integral part of these consolidated financial statements

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

(in thousands)

				Stockholders’ Equity (Deficiency)
							Additional
	Series A	Series B	Series C				Paid-in
	redeemable	redeemable	redeemable	Series A			Capital -
	convertible	convertible	convertible	convertible			Beneficial
	preferred	preferred	preferred	preferred	Common Stock		Conversion	Accumulated
	stock	stock	stock	stock	Shares	Amount	Feature	Deficit	Total
Balance at December 31, 2003	$5,668	$24,739	$14,317	$—	3,111	$13,328	$—	$(58,308)	$(44,980)
Net loss	—	—	—	—	—	—	—	(26)	(26)
Accretion of convertible preferred stock and redeemable convertible preferred stock issuance costs	—	382	25	—	—	—	—	(407)	(407)
Accretion of convertible preferred stock and redeemable convertible preferred stock dividends	315	1,712	549	—	—	—	—	(2,576)	(2,576)
Accretion to redemption value	—	—	3,130	—	—	—	—	(3,130)	(3,130)
Issuance of stock options	—	—	—	—	—	21	—	—	21
Exercise of stock options	—	—	—	—	108	16	—	—	16
Balance at December 31, 2004	5,983	26,833	18,021	—	3,219	13,365	—	(64,447)	(51,082)
Net income	—	—	—	—	—	—	—	8,692	8,692
Accretion of convertible preferred stock and redeemable convertible preferred stock dividends	36	1,712	549	279	—	—	1,418	(3,994)	(2,297)
Reclassification	(6,019)	—	—	6,019	—	—	—	—	6,019
Issuance of stock options	—	—	—	—	—	256	—	—	256
Exercise of stock options	—	—	—	—	55	10	—	—	10
Balance at December 31, 2005	—	28,545	18,570	6,298	3,274	13,631	1,418	(59,749)	(38,402)
Net loss	—	—	—	—	—	—	—	(17,817)	(17,817)
Accretion of convertible preferred stock and redeemable convertible preferred stock dividends	—	1,464	476	305	—	—	5,822	(8,068)	(1,941)
Conversion to common stock	—	(22,396)	(17,154)	(6,603)	8,120	63,298	(7,240)	—	49,455
Initial public offering of common stock	—	—	—	—	3,300	30,690	—	—	30,690
Offering issuance costs	—	—	—	—	—	(4,282)	—	—	(4,282)
Payment of preferred stock dividends	—	(7,613)	(1,892)	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	621	—	—	621
Exercise of warrants	—	—	—	—	162	67	—	—	67
Exercise of stock options	—	—	—	—	30	74	—	—	74
Balance at December 31, 2006	$—	$—	$—	$—	14,886	$104,099	$—	$(85,634)	$18,465

The accompanying notes are an integral part of these consolidated financial statements

MEDECISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net (loss) income	$(17,817)	$8,692	$(26)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,295	1,324	1,173
Loss on change in fair value of redeemable convertible preferred stock conversion options	8,615	694	576
Amortization of capitalized software	818	793	701
Stock compensation expense	621	256	21
Amortization of deferred financing cost	37	20	22
(Recovery of) provision for doubtful accounts	(3)	(43)	5
Loss on disposal of asset	17	—	—
Deferred income tax provision (benefit)	6,677	(6,491)	—
Decrease (increase) in assets:
Accounts receivable	391	(5,919)	(2,393)
Prepaid expenses and other assets	(264)	329	(214)
Increase (decrease) in liabilities:
Accounts payable	548	769	(85)
Accrued payroll and related costs	(692)	1,269	(158)
Other accrued expenses	(10)	252	859
Deferred revenue	736	3,732	2,024
Net cash provided by operating activities	1,969	5,677	2,505
Cash flows from investing activities
Capitalized software	(1,402)	(2,403)	(1,158)
Purchase of property and equipment	(1,136)	(764)	(860)
Net cash used in investing activities	(2,538)	(3,167)	(2,018)
Cash flows from financing activities
Proceeds from sale of common stock in initial public offering	30,690	—	—
Offering issuance costs	(4,282)
Proceeds from exercise of common stock options	74	10	16
Proceeds from exercise of warrants	67	—	—
Payment of preferred stock dividends	(9,505)
Repayment of capital lease obligations	(1,414)	(679)	(412)
Net borrowings on line of credit	—	—	(424)
Borrowings on equipment note payable, bank	—	250	—
Repayment on equipment note payable, bank	(100)	(75)	—
Net cash provided by (used in) financing activities	15,530	(494)	(820)
Net increase (decrease) in cash and cash equivalents	14,961	2,016	(333)
Cash and cash equivalents, beginning of period	2,447	431	764
Cash and cash equivalents, end of period	$17,408	$2,447	$431
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$533	$253	$155
Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital leases	$2,142	$2,549	$1,695
Tenant improvement allowance received under operating lease	$901	$371	$982
Financed insurance policy	$313	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

MEDECISION, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(1)   Business

MEDecision, Inc. (Parent) and its wholly-owned subsidiaries, Optimed Medical Systems, LLC (Optimed), Collaborative Care Consortium (C3), and MEDecision Investments, Inc. (MEDecision Investments) collectively, the Company, provide technology-based clinical decision support and transaction management solutions to managed care payers in the healthcare industry located in the United States. The Parent began operations in 1988, Optimed began operations in 2003, C3 began operations in 2005, and MEDecision Investments began operations in 2006. The Parent, Optimed and C3 are all incorporated in the Commonwealth of Pennsylvania. MEDecision Investments is incorporated in the State of Delaware.

The Company operates in one reportable segment. All of the Company assets are located in the United States.

(2)          Summary of Significant Accounting Policies and Practices

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation

On December 18, 2006, the Company completed an initial public offering in which certain selling shareholders sold an aggregate of 4,700,000 shares the Company’s stock at a price of $10 per share. The net proceeds to the Company were $26,400, net of underwriting commissions and offering expenses. The Company used approximately $9,500 of the net proceeds to pay the accrued and unpaid cash dividends to the former holders of Series B and C Preferred stock and approximately $600 of the net proceeds to repay a balance outstanding on the working capital credit facility.

On October 18, 2006, the Company’s Board of Directors approved a 1-for-2 reverse stock split with an effective date of December 13, 2006. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

(b) Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

(c) Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make assumptions and estimates that affect the reported amounts of assets and liabilities in the financial statements, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods. Management believes that the estimates used are reasonable, although actual amounts could differ from those estimates and the differences could have a material impact on the consolidated financial statements.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(d) Revenue Recognition

The Company derives its revenue primarily from three sources: (i) recurring revenue consisting of annual recurring subscription fees for its Analytics and Disease Management and Transactions and Information Exchange modules, transaction revenue associated with member eligibility verification, clinical adjudication of treatment requests and access of on-demand member health information and technical and clinical maintenance and support fees; (ii) initial term and renewal license fees for its Advanced Medical Management and Clinical Rules and Processes modules; and (iii) fees for discrete professional services. The Company’s standard license agreement typically provides a time-based license, five years in duration, to use its solutions. The Company may license its software in multiple element arrangements if the customer purchases any combination of maintenance, consulting, training, subscriptions or hosting services in conjunction with the software product license.

The Company recognizes revenue pursuant to the requirements of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition; as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions; SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts; the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition; Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables; EITF Issue No. 00-03, Application of AICPA Statement of Position 97-2, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware; EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software; and other authoritative accounting guidance.

The Company enters into transactions that represent multiple-element arrangements, which may include a combination of professional services, hosting, PCS and software. In instances where certain arrangements include both software and non-software related elements, the Company applies the principles of SOP 97-2 to software elements. If the elements of the arrangement fall outside the scope of SOP 97-2, then the Company applies the principles of EITF 00-21. In accordance with EITF 00-21, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•       the delivered item(s) has value to the client on a stand-alone basis.

•       there is objective and reliable evidence of the fair value of the undelivered item(s).

•       if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

arrangement consideration less the aggregate fair value of the undelivered item(s). The Company applies the revenue recognition policies discussed below to each separate unit of accounting.

The Company recognizes revenue using the residual method when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more delivered elements and all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of fair value of each delivered element of the arrangement are satisfied. The Company allocates revenue to each undelivered element based on its respective fair value determined by either (a) the price charged when that element is sold separately, (b) the price established by management if that element is not yet sold separately and it is probable that the price will not change before the element is sold separately or (c) substantive renewal rates. The Company defers revenue for the undelivered elements and recognizes the residual amount of the arrangement fee, if any, when the basic criteria in SOP 97-2 have been met.

Provided that the customer’s contract does not require significant production, modification or customization of the software under SOP 97-2, the Company recognizes revenue when the following four criteria have been met:

•       persuasive evidence of an arrangement exists;

•       delivery of its basic software code has occurred;

•       the license fee is fixed or determinable; and

•       collection of the license fee is probable.

For arrangements where the Company provides software hosting services, it records revenue in accordance with SOP 97-2 unless:

•       the customer cannot take possession of the software at any time during the hosting period without significant penalty;

•       the customer cannot contract with another hosting provider without significant effort or expenditure; or

•       the software’s functionality is compromised by the termination of hosting services.

Under these circumstances, the Company records revenue ratably over the longer of the contract period or the maintenance period.

For those arrangements that meet the criteria for SOP 97-2 accounting, the Company has fair value for all undelivered elements and uses the residual method to determine the fair value of the license fee that is recorded upon achievement of the four revenue recognition criteria mentioned above and is included in term license revenue in the consolidated statement of operations. VSOE is established for hosting services under such arrangements based on the price charged when hosting services are sold separately as a renewal. Hosting revenue is included with subscription, maintenance and transaction fee revenue in the consolidated statement of operations.

If at the outset of an arrangement the Company determines that the arrangement fee is not fixed or determinable, then revenue is deferred until the arrangement fee becomes due and payable by the

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

customer, assuming all other revenue recognition criteria have been met. If at the outset of an arrangement the Company determines that collectibility is not probable, then revenue is deferred until payment is received. The Company’s license agreements typically do not provide for a right of return other than during the standard warranty period of 90 days. Historically, the Company has not incurred warranty expense or experienced returns of its products. If an arrangement allows for customer acceptance of the software or services, then the Company defers revenue recognition until the earlier of customer acceptance or when the acceptance rights lapse.

The Company also offers subscriptions to access software which is hosted at its ASP facility. These fees are categorized as subscriptions by the Company. The fees related to these subscription arrangements are recognized as revenue ratably over the subscription term, which is typically 12 months. Revenue for multiyear time-based licenses and the provision of maintenance, whether separately priced or not, is recognized ratably over the license term and included in subscription, maintenance and transaction fee revenue unless a substantive maintenance renewal rate exists, in which case the residual amount is recognized as software revenue and included in term license fee revenue when the basic criteria in SOP 97-2 have been met.

The Company’s initial maintenance term is generally in the range of one to five years, renewable by the customer on an annual basis thereafter. The Company’s customers typically prepay maintenance for periods of one to 12 months. Maintenance revenue is deferred and recognized ratably over the term of the maintenance contract and is included in subscription, maintenance and transaction fee revenue. If a customer on maintenance is specifically identified as a bad debtor, then the Company would cease recognizing maintenance revenue except to the extent that maintenance fees have already been collected.

While the statements of work with customers may specify multiple elements, the Company believes that the services elements included in its contractual arrangements with customers are not essential to the functionality of its software, which can operate in a standalone fashion upon installation. These services elements do not include significant modification or customization of its software, but may include configuring, designing and implementing simple interfaces with other customer software, installation and configuration of third-party software, and training in the use of Company and third-party software. The timing of payments for software is independent of the payment terms for the services elements in its contractual arrangements with customers. In multiple element arrangements involving software and consulting, training or other services that are not essential to the functionality of the software, the services revenue is accounted for separately from the software revenue. VSOE for services did not exist during 2004 and prior years. As a result, revenue attributable to all elements in a multiple element arrangement, including services, in 2004 were deferred until the related services were completed and only then recognized as revenue, assuming VSOE exists for all other undelivered elements. In situations when revenue is deferred as a result of ongoing services, the costs associated with all delivered elements are also deferred and recognized as expense when the services are completed. In late 2004, the Company introduced package pricing for the various service elements of its contractual arrangements with customers, and now recognizes VSOE for services elements based on the prices of those packs which are based on hourly rates consistent with those used in the separate sales of services. Accordingly, beginning in 2005, the Company recognized revenue for delivered elements and undelivered elements in a multiple element arrangement based on VSOE.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Consulting, training and other services are typically sold under fixed-price arrangements and are recognized using the proportional performance method based on direct labor costs incurred to date as a percentage of total estimated project costs required to complete the project. Consulting services primarily comprise implementation support related to the installation and configuration of the Company’s products and do not typically require significant production, modification or customization of the software. In arrangements that require significant production, modification or customization of the software and where services are not available from third-party suppliers, the consulting and license fees are recognized concurrently. When total cost estimates exceed revenue in a fixed-price arrangement, the estimated losses are recognized immediately in cost of revenue.

The assumptions, risks and uncertainties inherent with the application of the proportional performance method affect the timing and amounts of revenue and expenses reported. Numerous internal and external factors can affect estimates, including direct labor rates, utilization and efficiency variances.

Where contractual arrangements with customers include the sale of third-party software, revenue is recognized for the sale of the third-party software, and the related expense is included in cost of revenue.

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out of Pocket Expenses Incurred,” the Company accounts for out-of-pocket expenses rebilled to customers as maintenance, consulting and training revenue, with the related costs included in cost of revenue. For the years ended December 31, 2006, 2005 and 2004, reimbursed expenses totaled $438, $427 and $367, respectively.

The Company also generates revenue from transactions that flow through its Web portal. Fees from these transactions are billed to customers in arrears on a monthly basis and are recognized in the period in which the transactions occur. The Company establishes VSOE for these transaction fees based on the rates charged for transactions in separate sales.

(e) Cost of Revenue

The Company’s costs of revenue are broken down into cost of term licenses, cost of subscription, maintenance and transaction fees and cost of professional services.

The Company’s cost of subscription, maintenance and transaction fees consists of:

•       amortization of internally developed and purchased capitalized software;

•       compensation and related employee benefits of the Company’s product support, product maintenance and product hosting staff;

•       third-party maintenance fees associated with the third-party software incorporated into the Company’s Advanced Medical Management module;

•       solution hosting costs associated with a third-party secured facility;

•       royalties related to software licenses; and

•       communication costs associated with the Company’s hosting network.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

The Company’s cost of term licenses consists of:

•       amortization of internally developed and purchased capitalized software; and

•       third-party license fees for the third-party software incorporated in the Company’s Advanced Medical Management module.

The Company’s cost of professional services consists of:

•       compensation and related employee benefits for the Company’s professional services staff;

•       costs of independent contractors that provide consulting and professional services to the Company’s customers; and

•  travel, lodging and other out-of-pocket expenses for the Company’s staff and independent consultants to perform work at a customer’s site for which the Company receives reimbursement.

(f) Cash and cash equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less. Such investments are stated at cost, which approximates for value.

(g) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The majority of the Company’s accounts receivable are due from trade customers. Credit is extended based on evaluation of the customer’s financial condition. Collateral is not required. Accounts receivable payment terms are typically 30 days and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligations and the condition of the general economy and the industry as a whole. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Activity in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 is as follows:

Period Ended	Balance at Beginning of Period	Provision	Recoveries	Write-offs	Balance at End of Period
December 31, 2006	$55	$7	$—	(10)	$52
December 31, 2005	98	(25)	—	(18)	55
December 31, 2004	93	16	6	(17)	98

Accounts receivable include unbilled revenue for products delivered and services performed but not billed. Unbilled revenue as of December 31, 2006 and 2005 was $4,167 and $1,324, respectively.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(h) Prepaid expenses

Prepaid expenses consist primarily of amounts paid for insurance and annual software maintenance contracts.

(i) Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of future minimum lease payments at the inception of the lease.

In 2006, 2005 and 2004, the Company received lease incentives of $901, $371 and $982, respectively, relating to tenant improvement allowances in conjunction with entering into an operating lease for its corporate headquarters. Such tenant improvement allowances have been recorded as leasehold improvements and are being amortized over the life of the lease. These tenant improvement allowances are not included as collateral under the Company’s borrowing agreement with a bank since title to such asset is deemed to be held by the landlord. See also Note 2(q) below.

Depreciation and amortization on property and equipment are calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is three to five years, while office equipment and furniture is four to seven years. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Total depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $2,295, $1,324 and $1,173, respectively, which is included in general and administrative expense in the accompanying statements of operations.

(j) Capitalized Software Costs

Capitalized software costs are stated on the balance sheet at the lower of net book value or net realizable value of the capitalized costs.

The Company capitalizes purchased and internally developed software in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalization of costs of internally developed software begins when technological feasibility is established. Amortization begins and capitalization ends when the product is available for general release to customers. Annual amortization of capitalized software costs is the greater of the amount computed using (a) the ratio that the current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) on a straight-line basis over the estimated economic life of the product, which ranges from three to five years. The Company performs quarterly reviews to ensure that the estimated future gross revenue from each product exceeds the unamortized costs.

During the years ended December 31, 2006, 2005 and 2004, the Company capitalized $1,026, $2,002 and $869, respectively, related to internally developed software costs and $376, $401 and $289, respectively, related to payments to third-parties for the development of software. Amortization of capitalized software costs amounted to $818, $793 and $701 for the years ended December 31, 2006, 2005 and 2004, respectively, which was recorded in cost of revenue.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(k) Other Assets

Other current assets consist of deferred financing costs, deferred rent, miscellaneous receivables and interest receivable. Deferred financing costs are amortized over the life of the borrowing. Other assets include refundable deposits and the long-term portion of prepaid expenses.

	December 31,
	2006	2005
Other current assets:
Deferred financing costs, net	68	60
Deferred rent, net	—	64
Miscellaneous receivables	25	26
Interest receivable	23	—
	$116	$150
Other assets:
Refundable deposits	$367	$214
Long-term portion of prepaid expenses	93	127
	$460	$341

(l) Research and Development

Research and development costs, other than software costs capitalized, are expensed when incurred in accordance with SFAS No. 86. Research and development costs expensed were $8,045, $2,627 and $3,243 in the years ended December 31, 2006, 2005 and 2004, respectively.

(m) Advertising

Advertising costs are expensed as incurred and amounted to $339, $356 and $144 in the years ended December 31, 2006, 2005 and 2004, respectively. These costs are included in sales and marketing expense in the accompanying statements of operations.

(n) Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized. The factors used to assess the likelihood of realization are the forecast of future taxable income, the remaining time period to utilize any tax operating losses and tax credits and available tax planning strategies that could be implemented to realize deferred tax assets.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(o) Stock-Based Compensation

Through the end of 2005, the Company measured stock-based compensation arrangements in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permitted companies to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less that the fair market value of the stock when the option was granted. In accordance with, SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company disclosed pro forma results of operations, including per share data as if the minimum value-based method had been applied in measuring compensation expense for stock-based incentive awards. Although the Company’s board of directors used its best estimate of the fair value of the Company’s stock price and made grants of stock options in 2004 and 2005 with exercise prices equal to those estimates of fair value, a subsequent independent appraisal of the common stock’s value on the grant dates resulted in recognizing stock-based compensation expense in the Consolidated Statement of Operations for the years ended December 31, 2005 and 2004 in the amounts of $256 and $21, respectively, for the difference between the fair market value of the underlying common stock on the date of grant and the option exercise price for options granted under the Company’s stock option plan.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.

The following table illustrates the effect on the results of operations if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2005	2004
Net income (loss), as reported	$8,692	$(26)
Add: stock based compensation in reported net income (loss), net income	161	21
Deduct: total stock-based employee compensation expense determined under fair-value-method for all awards, net of taxes	(303)	(23)
Pro forma net (loss) income	$8,550	$(28)
Add: Accretion of convertible preferred shares and redeemable convertible preferred shares	(3,994)	(6,113)
Proforma income (loss) available to common shareholders, basic and diluted	$4,556	$(6,141)
Pro forma income (loss) per share available to common shareholders, basic	$1.42	$(1.92)
Pro forma income (loss) per share available to common shareholders, diluted	$0.34	$(1.92)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission (SEC) released SEC Staff

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff’s position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS No. 123, is no longer an alternative.

Effective January 1, 2006, the Company adopted the calculated value recognition provisions of SFAS No. 123R utilizing the prospective-transition method, as permitted by SFAS No. 123R. Under this transition method, compensation cost was recognized during the year ended December 31, 2006 for the portion of outstanding vested awards, based on the grant-date calculated value of those awards.

During the year ended December 31, 2006, options to purchase 508,125 shares of common stock were granted to employees. For the year ended December 31, 2006, the Company recognized stock-based compensation expense of $621 ($0.13 per share) of which $397 pertained to the intrinsic value of options issued below fair market value in 2005 and 2004. No tax benefit was recognized on this expense because of the non-deductibility of incentive stock options.

The options were valued using a Black-Scholes model. The Company expects to continue to utilize the Black-Scholes model to estimate the calculated value related to employee stock options.

As of December 31, 2006, there was $2,153 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans, which will be recognized over the weighted average period of  6.15 years. The total calculated measurement value of options vested during the year ended December 31, 2006 was $397.

The Black-Scholes model is used by the Company to determine the weighted average fair value of options. The calculated value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2006	2005	2004
Weighted average fair value at date of grant for options granted during the period	$4.97	$3.16	$2.02
Weighted average risk-free interest rates	5.0%	4.0%	4.0%
Weighted average expected life of option (in years)	7.8	7.3	6.9
Expected stock price volatility	84.6%	—	—
Weighted average forfeiture rate assumed	11.5%	—	—
Expected dividend yield	—	—	—

The Company determined its volatility factor through an analysis of peer companies in terms of market capitalization and total assets. The Company cannot compute expected volatility due to its lack of historical stock prices. The Company uses historical data to estimate option exercise and employee termination within the valuation model. Separate groups of employees and non-employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company calculated the expected term by analyzing for each group cumulative share exercise and expiration data

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

and post-vesting employment termination behavior as of the grant date. The weighted average life as of each grant date was then calculated and used in determining the fair value at each grant date. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is zero based on the Company’s historical experience. In 2006, the fair value of the common stock at the date of grant was based on an independent appraisal of the common stock’s value at January 1, 2006 and June 30, 2006.

Our pre-tax compensation cost for stock-based employee compensation was $621 and $254 for the years ended December 31, 2006 and 2005, respectively. As a result of the adoption of Statement 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

Year Ended December 31, 2006
Loss before provision for income taxes	$224
Net Loss	$224

(p) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, long-lived assets, such as property and equipment, and other assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(q) Deferred Rent and Lease Incentives

The Company’s operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rent expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. The Company also received certain lease incentives when it entered into operating lease arrangements in 2006, 2005 and 2004, including $901, $371 and $982, respectively, of tenant improvement allowances. These lease incentives were recorded as deferred rent at the beginning of the lease term and recognized as a reduction of rent expense over the lease term. See Note 2(i) above. As a result of the above, as of December 31, 2006 and 2005, there is a deferred rent balance of $2,404 and $1,446, respectively, of which $24 is included in accrued expenses at December 31, 2006 and $64 is included in other current assets at December 31, 2005.

(r) Accounting for Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Derivative Shares

The Company accounted for the preferred stock and related instruments in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock; EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion features or Contingent Adjustable Conversion Ratios; EITF Issue No. 00-27, Application of

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Issue No. 98-5 to Certain Convertible Instruments; SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and other applicable professional standards. The carrying value of the Company’s Series  A convertible preferred stock and Series  B and Series  C redeemable convertible preferred stock was increased, or accreted, using the interest method, to redemption or liquidation value, from the date of issuance to the earliest redemption date. The carrying value of the Company’s Series A convertible preferred stock and Series B and Series C redeemable convertible preferred stock was also accreted for the value of accrued and unpaid cumulative dividends.

In accordance with the provisions of SFAS No. 133, the Company identified the conversion feature of the Company’s Series B and Series C redeemable convertible preferred stock as an embedded derivative. Under the criteria of EITF 00-19, these embedded derivatives were classified as a liability, with changes in fair value of the derivatives at each balance sheet date reflected in the Company’s results of operations. For the Company’s Series  A convertible preferred stock, for which accrued and unpaid dividends may, at the option of the holder, be paid in additional shares of Series  A convertible preferred stock, when the fair value of the Company’s common stock (into which the dividend shares may be converted) exceeded the conversion price, a beneficial conversion option was recognized for the difference between the fair value of the common stock and the conversion price on the Series  A convertible preferred stock dividends, in accordance with EITF 00-27. Changes in the value of this beneficial conversion option were recorded in additional paid in capital in the Company’s Consolidated Balance Sheet.

As further explained in Note 6, all of the outstanding Series A, Series B, and Series C preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock. The carrying values of the Series A, Series B, and Series C preferred stock, less $9.5 million in accrued dividends on the Series B and Series C preferred stock which were paid in cash on December 18, 2006, and including the value of embedded derivatives and beneficial conversion options, were converted to common stock. No gain or loss was recognized on this transaction.

(s) Commitments and Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies, the Company records liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

(t) Fair Value of Financial Instruments

As of December 31, 2006 and 2005, the Company has the following financial instruments: accounts receivable, accounts payable, accrued expenses, capital lease obligations and debt. The carrying value of these financial instruments approximated fair value. Accrued expenses are stated at the amounts expected to be paid within the next 12 months, and capital lease obligations are stated at the net present value of future minimum payments.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(u) Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of trade accounts receivable. All of the Company’s sales and related accounts receivable are from customers in the health care industry located in the United States. Sales to two customers for the year ended December 31, 2006 were 47%; sales to one customer for the year ended December 31, 2005 were 25%; sales to three customers for the year ended December 31, 2004 were 38%. At December 31, 2006 and 2005, trade receivables related to two customers were 46% and 61%, respectively, of total net accounts receivable. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

Cash balances are maintained at one bank. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Certain operating cash accounts may exceed the FDIC insurance limits.

(v) Earnings (Loss) Per Share

The Company follows SFAS No. 128, Earnings Per Share. Under SFAS No. 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. Preferred stock issuance costs are accreted to the convertible preferred stock and reduce (increase) the net income (loss) available to common shareholders. Costs directly attributable to the offering of the convertible preferred and redeemable convertible preferred stock were accreted to the value of the stock. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s preferred convertible stock using the if-converted method in accordance with SFAS 128. In doing so, shares outstanding are adjusted for the dilutive effect of the assumed exercise of outstanding options and warrants using the treasury stock method. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company had a net loss available to common shareholders for the years ended December 31, 2006 and 2004. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at those dates were not included in the computation of diluted earnings per share for the years then ended as they were antidilutive. The Company has reflected on a pro forma basis the effect on historical basic and diluted earnings per share of the 1-for-2 reverse stock split of its common stock effective as of December 13, 2006.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Net (loss) income per share is computed as follows:

	Year Ended December 31,
	2006	2005	2004
Numerator:
(Loss) income available to common shareholders	$(25,885)	$4,698	$(6,139)
Accretion of convertible preferred shares and redeemable convertible preferred shares	8,068	3,994	6,113
Net (loss) income	$(17,817)	$8,692	$(26)
Denominator:
Weighted average shares used to compute (loss) income available to common shareholders per common share, basic	4,605,318	3,229,064	3,189,366
Incremental shares required for diluted earnings per share:
Effect of nominal shares	—	547,474	—
As if converted effect of assumed conversion of preference shares	—	9,001,902	—
Diluted effect of assumed exercise of outstanding options and warrants, net	—	1,365,147	—
Weighted average shares used to compute (loss) income available to common shareholders per common share, diluted	4,605,318	14,143,586	3,189,366
(Loss) income per share available to common shareholders, basic	$(5.62)	$1.45	$(1.92)
(Loss) income per share available to common shareholders, diluted	$(5.62)	$0.66	$(1.92)

For the years ended December 31, 2005, weighted average shares of common stock issuable in connection with stock options and warrants of 202,303 shares were not included in the diluted earnings per share calculation because doing so would have been antidilutive.

(w) Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. We report our financial results as a single business segment.

(x) Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit,

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial condition and results of operations.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The EITF determined that the presentation of taxes on a gross or net basis is an accounting policy decision that should be disclosed. The consensus is effective for periods beginning after December 15, 2006. The Company does not expect a material effect to result from its adoption of this consensus opinion.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The adoption of this statement in our fiscal year ended December 31, 2006 did not have any effect on the Company’s results of operations or financial condition.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This new standard provides guidance for using fair value to measure assets and liabilities. The statement clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, and establishes a fair value hierarchy that prioritizes the information used to develop the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect to record any material adjustments upon the adoption of this statement.

In February, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. Under this statement, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). By electing the fair value measurement attribute for certain assets and liabilities, entities will be able to mitigate potential “mismatches” that arise under the current mixed measurement attribute model. Entities will also be able to offset changes in the fair values of a derivative instrument and its related hedged item by selecting the fair value option for the hedged item. SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of this statement will have on our financial statements.

(3)          Financing Arrangements

As of December 31, 2006 and 2005, the Company had a revolving line of credit for a maximum borrowing limit of $8,000. As of December 31, 2006 and 2005, the revolving line of credit bore interest at the bank’s prime rate (8.25% and 7.25% as of December 31, 2006 and 2005, respectively) plus 1.25%. As of December 31, 2006 and December 31, 2005, there were no outstanding borrowings under the agreement, and the maximum amount outstanding during each period was $4,913 and $3,211, respectively. Pursuant to the agreement, the Company’s borrowings under this facility are limited to the lesser of $8,000 or 80% of qualified accounts receivable. The agreement included covenants requiring the Company to maintain a

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

minimum amount of liquidity and net income. From and after completion of our initial public offering on December 18, 2006, the Company was required to maintain cash and cash equivalents of at least $2.0 million. The Company was also required to have a minimum net income of $750,000 for the quarter ended December 31, 2006, $1,250,000 for the quarter ended March 31, 2007, $1,600,000 for the quarter ended June 30, 2007 and $2,000,000 for each quarter thereafter. The line of credit facility expires on September 29, 2007. Borrowings under the credit facility are collateralized by substantially all of the assets of the Company.

As of December 31, 2006 and December 31, 2005, the Company also had an equipment line of credit for a maximum borrowing limit of $1,000 and $500, respectively. As of December 31, 2006 and December 31, 2005, the outstanding balances were $75 and $175, respectively, under the equipment line of credit. Borrowings under this facility convert to a 30-month term note as of the first day of the calendar quarter subsequent to borrowing. Under the terms of the agreement, the line bears interest at the bank’s prime rate plus 1.5% (8.50% and 7.50% as of December 31, 2006 and 2005, respectively).

As of December 31, 2006, the Company was not in compliance with one of the financial covenants under the revolving line of credit agreement. On March 26, 2007, the Company and the bank executed an amendment and waiver to the loan and security agreement to (i) waive the existing default; (ii) increase the amount to be borrowed under the equipment line of credit to $1.75 million; (iii) extend the equipment line maturity date to the earlier of the date 30 days after the calendar quarter subsequent to each equipment advance but no later than December 1, 2009; and (iv) replace the liquidity and net income covenants with tangible net worth and adjusted quick ratio covenants. Under the amendment and waiver to the loan agreement, the Company is required to maintain certain quarterly minimum tangible net worth and monthly adjusted quick ratio covenants, as defined.

As of December 31, 2006 and 2005, the Company had outstanding insurance premium financing of $313 and $0, respectively. The insurance premium financing bears interest at the rate of 7.5%.

The Company incurred interest expense of $570, $274 and $175 for the years ended December 31, 2006, 2005 and 2004, respectively.

(4)          Leases

The Company is obligated under capital leases covering office furniture and computer hardware and software that expire at various dates through August 2011. At December 31, 2006 and 2005, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2006	2005
Computer equipment and software	$5,570	$4,369
Leasehold improvements	15	15
Office equipment and furniture	1,797	856
	7,382	5,240
Less: accumulated amortization	(3,110)	(1,623)
	$4,272	$3,617

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Amortization of assets held under capital leases is included with depreciation and amortization expense in the accompanying statement of operations.

The Company leases office space, equipment and a vehicle under various cancelable and noncancelable operating lease agreements that expire on various dates through August 2016. The Company’s operating lease for office space allows the Company to terminate the lease after seven years, provided 12 months’ written notice is provided. Upon such termination, the Company must pay a penalty of $1,800, reduced by $30 each month subsequent to the 84th month of the lease. Rental expense for operating leases was approximately $1,509, $970 and $688 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 2006 are:

Year ending December 31,	Capital Leases	Operating Leases
2007	$2,159	$1,932
2008	1,794	1,838
2009	779	1,878
2010	202	1,931
2011	59	1,999
Thereafter through 2016	—	10,258
Total minimum lease payments	4,993	$19,836
Less: amount representing interest (at rates ranging from 2.0% to 18.9%)	(663)
Present value of net minimum capital lease payments	4,330
Less: current installments of obligations under capital leases	1,773
Obligations under capital leases, excluding current installments	$2,557

(5)          Income Taxes

The income tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$(859)	$958	$—
State and local	(20)	139	—
Total current	(879)	1,097	—
Deferred:
Federal	7,382	(6,627)	—
State and local	174	(961)	—
Total deferred	7,556	(7,588)	—
Total income tax provision (benefit)	$6,677	$(6,491)	$—

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

A reconciliation of the Company’s effective income tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory federal rate	34.0%	34.0%	34.0%
State income taxes	0.8	4.8	5.6
Permanent differences	(27.0)	1.3	3.6
Tax credits	4.5	(6.7)	(28.5)
Adjustments to book income	1.4	3.6	128.0
Valuation allowance	(74.0)	(268.0)	(142.5)
Total income tax provision	(60.3)%	(231.0)%	0.2%

The tax effect of significant temporary differences by component as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Deferred tax assets, current:
Net operating loss carryforwards	$—	$1,013
Deferred revenue	3,911	3,983
Other accruals	392	306
Total gross deferred tax asset, current	4,303	5,302
Less: valuation allowance	(4,303)	(2,526)
Net deferred tax asset, current	—	2,776
Deferred tax assets, long term:
Net operating loss carryforwards	11,135	9,120
Goodwill amortization	51	51
Tax credits	2,195	1,696
Total gross deferred tax asset, long-term	13,381	10,867
Less: valuation allowance	(11,371)	(5,178)
Net deferred tax asset, long term	2,010	5,689
Deferred tax liabilities, long-term:
Plant and equipment, principally due to depreciation	620	498
Deferred rent	163	84
Capitalized software	1,227	1,138
Total gross deferred tax liability, long term	2,010	1,720
Net deferred tax asset	$—	$6,745

At December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $46.1 million that begin to expire in 2015 and 2007 for federal and state income taxes, respectively. Pursuant to income tax regulations, the annual utilization of this carryforward, as well as a portion of the carryforward may be limited or impaired in certain circumstances.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Accordingly, management’s assessment at December 31, 2006 was that the weight of the negative evidence outweighed the positive evidence that all of the deferred tax assets would be realized, and accordingly, the valuation allowance was increased, and the net deferred tax asset was decreased, by $6.7 million at that time.

(6)          Convertible Preferred Stock and Redeemable Convertible Preferred Stock

A rollforward of shares for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Series A	Series B	Series C
Balance, December 31, 2003	2,333,333	4,022,252	4,851,549
Balance, December 31, 2004	2,333,333	4,022,252	4,851,549
Balance, December 31, 2005	2,333,333	4,022,252	4,851,549
Conversion into shares of common stock	(2,333,333)	(4,022,252)	(4,851,549)
Balance, December 31, 2006	—	—	—

All of the outstanding Series A, Series B, and Series C preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock. The carrying values of the Series A, Series B, and Series C preferred stock, less $9.5 million in accrued dividends on the Series B and Series C preferred stock which were paid in cash on December 18, 2006, and including the value of embedded derivatives and beneficial conversion options, were converted to common stock. No gain or loss was recognized on this transaction.

The terms of the Series B and C redeemable convertible preferred stock include certain embedded conversion options that represent derivative financial instruments under the provisions of SFAS No. 133. Thus the conversion options were separated from the Series B and C redeemable convertible preferred stock and valued using the Black-Scholes model. The Series C redeemable convertible preferred stock and Series B redeemable convertible preferred stock contained redemption features that would result in the holder receiving cash that is based on the value of the common stock. The Series C redeemable convertible preferred stock and Series B redeemable convertible preferred stock redemption features also include a clause that the holder can put the shares back at the greater of accreted value or fair value (including the value of the conversion option). Consistent with the model in EITF Issue No. 00-19, this feature meets the definition of net cash settlement associated with the conversion option. Therefore, the Company separated the conversion option from the preferred instrument and determined the fair value. The Company accounted for the conversion options using the fair value method at the end of each quarter with the change in fair value being recorded against earnings. Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument’s expected remaining life, are the key assumptions used in the valuation calculation. The change in fair value for the years ended December 31, 2006, 2005 and 2004 were $(8,615), ($694) and ($576), respectively.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

In accordance with the provisions of EITF Issue No. 98-5 and EITF Issue No. 00-27, the Company reviewed the value of the conversion option for the Series A convertible preferred stock accrued and unpaid dividends and determined that it was “in-the-money” at the conversion date and through December 18, 2006 and for the year ended December 31, 2005. The Company accounted for the beneficial conversion options using the intrinsic value method at the end of each quarter, with the resultant gain or loss recognition recorded against accumulated deficit in accordance with EITF Issue No. 00-27.

Information about the significant provisions, conversion and redemption features and liquidation preferences of each series of convertible preferred stock follows:

Series C

The holders of Series C redeemable convertible preferred stock were entitled to dividends at a rate of 10% per year. Dividends were due and payable semiannually and accumulated if not paid. Dividends were payable in cash, or, under certain conditions, may have been payable in cash or additional shares of Series C preferred stock, or a combination of both. As of December 31, 2005 undeclared unpaid dividends of $2,225 had accumulated.

Each share of Series C preferred stock was convertible into one share of common stock, subject to adjustment in certain circumstances, and had a liquidation preference equal to three times its stated value, as defined, plus all accrued and unpaid dividends thereon.

The liquidation and redemption value of the outstanding Series C preferred stock at December 31, 2005 was $19,053. The liquidation and redemption value included $373 as of December 31, 2005 related to outstanding but unexercised Series C stock options. In addition, the liquidation and redemption values include $110 as of December 31, 2005 related to the conversion option liability.

All of the outstanding Series C preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock. The carrying value of the Series C preferred stock, less $1.9 million in accrued dividends which were paid in cash on December 18, 2006, and including the value of embedded derivatives and beneficial conversion options, was converted to common stock. No gain or loss was recognized on this transaction.

Series B

The holders of Series B redeemable convertible preferred stock were entitled to dividends at a rate of 9% per year. Series B dividends were due and payable semiannually after Series C dividends had been declared and paid and accumulated if not paid. Dividends were payable in cash or, under certain conditions, may have been be payable in cash or additional shares of Series B preferred stock, or a combination of both. As of December 31, 2005, $9,460 of undeclared, unpaid dividends had accumulated.

Each share of Series B preferred stock was convertible into one share of common stock, subject to adjustment in certain circumstances, and had a liquidation preference equal to its stated value, as defined, plus all accrued and unpaid dividends thereon.

The liquidation and redemption value of Series B preferred stock at December 31, 2005 was $28,625. The liquidation and redemption value included $80 as of December 31, 2005 related to the conversion option liability.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

All of the outstanding Series B preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock. The carrying value of the Series B preferred stock, less $7.6 million in accrued dividends which were paid in cash on December 18, 2006, and including the value of embedded derivatives and beneficial conversion options, was converted to common stock. No gain or loss was recognized on this transaction.

Series A

The holders of Series A convertible preferred stock were entitled to dividends at a rate of 9% per year. Series A accumulated dividends were due and payable after Series C and B dividends were paid. Dividends were payable in cash unless the Series A shareholder exercised the option to receive the dividend in shares of common stock based on the “dividend conversion price,” as defined, which was determined annually. As of December 31, 2005, $2,796 of undeclared, unpaid dividends had accumulated.

Each share of Series A preferred stock was convertible into one share of common stock, subject to adjustment in certain circumstances, and had a liquidation preference equal to its stated value, as defined, plus all accrued and unpaid dividends thereon.

The liquidation value of Series A preferred stock at December 31, 2005 was $6,298. As of December 31, 2005, the 2,333,333 shares of Series A preferred would have been convertible into 4,497,364 shares of common stock, if the holders of Series A preferred shares had elected to receive all accumulated undeclared, unpaid dividends in shares of common stock.

All of the outstanding Series A preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock. The carrying value of the Series A preferred stock, and including the value of embedded derivatives and beneficial conversion options, was converted to common stock. No gain or loss was recognized on this transaction.

(7)          Warrants and Options

(a) Warrants

In connection with various financing activities, the Company issued warrants to purchase common stock. As of December 31, 2006, warrants to purchase the Company’s common stock were outstanding as follows:

Date Issued	Warrants	Exercise Price	Expiration Date
February 12, 1997	100,000	$4.00	February 11, 2007
June 1, 1999	50,000	4.00	May 31, 2009
June 15, 2000	141,593	2.26	May 31, 2008
July 2, 2002	82,965	1.80	July 2, 2009
September 26, 2002	35,000	1.80	September 26, 2009
	409,558

In connection with the Company’s initial public offering for its common stock, on December 18, 2006, warrants for 193,500 shares of the company’s stock were exercised. $67,500 in cash was received for 37,500

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

shares. Warrants for the remaining 156,000 shares were exercised in a cashless exercise transaction, in which a net of 124,344 shares of common stock were issued.

(b) Stock Options

In October, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan, which became effective upon the Company’s initial public offering. The 2006 Plan provides for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards.  Employees, directors, consultants, and other individuals who provide services to the Company are eligible to be granted awards under the 2006 Plan; however, only employees are eligible to be granted incentive stock options, and not beyond 10 years from the adoption of the 2006 Plan. The exercise price of any option granted under the plan will not be less than 100% of the fair market value of the common stock on the date of grant (110% for incentive stock options issued to a more than 10% shareholder). No incentive stock option award may be awarded in an amount that would vest more than $100,000 of fair value in any calendar year. The maximum term of any award is 10 years from the grant date (5 years for more than 10% shareholder). The board of directors may determine the vesting period for each award under the 2006 Plan.

The Company has reserved 1,500,000 shares for future issuance under the plan plus any shares which were subject to awards but not issued under the Company’s previous plan. The maximum number of shares that may be issued under the 2006 plan will be 4,437,082. At December 31, 2006, there were 1,500,000 shares available for grant under the 2006 Plan.

The Company previously had a stock option plan, the Amended and Restated Stock Option Plan, whereby the Company may grant either incentive or nonqualified stock options to purchase shares of the Company’s common stock. The board of directors may determine the vesting period for each award under the plan, but the maximum term of any award is 10 years from the date of grant. The Company had authorized 8,000,000 shares to be issued under the plan. Stock options may be granted at no less than the fair market value of the shares at the date of the grant, as determined by the Company. Although the Company’s board of directors used its best estimate of the fair value of the Company’s stock price and made grants of stock options in 2004 and 2005 with exercise prices equal to those estimates of fair value, a subsequent independent appraisal of the common stock’s value on the grant dates conducted by Mufson Howe Hunter & Company, LLC resulted in recognizing stock-based compensation expense in the Consolidated Statement of Operations for the years ended December 31, 2006, 2005 and 2004 and in the amounts of $397, $256 and $21, respectively, for the difference between the fair market value of the underlying common stock on the date of grant and the option exercise price for options granted under the Company’s stock option plan.

For the year ended December 31, 2006, 508,125 options were granted at a weighted average price of $20.90, with a contract life of 10 years.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Stock option activity for the three years ended December 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	2,365,289	$0.94
Granted	516,125	0.52
Exercised	(108,281)	0.14
Canceled & forfeited	(548,001)	0.44
Balance at December 31, 2004	2,225,133	0.96
Granted	548,500	0.50
Exercised	(55,606)	0.18
Canceled & forfeited	(201,320)	1.88
Balance at December 31, 2005	2,516,707	0.80
Granted	508,125	20.90
Exercised	(29,500)	2.52
Canceled & forfeited	(58,250)	2.36
Balance at December 31, 2006	2,937,082	$4.27

At December 31, 2006, weighted average exercise prices, aggregate intrinsic value and weighted average remaining contractual life of outstanding options were $4.27, $22,560 and 6.15 years, respectively. Options for 1,904,610 shares were exercisable at December 31, 2006. The weighted average exercise price of exercisable options, aggregate intrinsic value and weighted-average remaining contractual term of exercisable options was $0.91, $17,320, and 5.10 years, respectively.

As of December 31, 2006, there was $2,141 of unrecognized compensation expense related to unvested option awards. This unrecognized compensation expense will be recognized over a weighted average period of 2.76 years.

The total intrinsic value of options exercised during 2006, 2005, and 2004 was $123, $233, and $6, respectively, and the total fair value of shares vested during each of those years was $182, $242, and $16, respectively. During the year ended December 31, 2006, the Company received $74 in cash payments related to option exercises.

During the year ended December 31, 2006, the Company granted stock options as follows:

Date of Grant	Number of Options Granted	Exercise Price Per Share	Fair Value Per Share
January 3, 2006	28,750	$2.50	$4.52
April 26, 2006	353,375	22.00	4.52
July 18, 2006	126,000	22.00	6.34

The calculated measurement value of each grant is being recognized as compensation expense over the applicable vesting period, in accordance with SFAS 123R. The fair values shown for the grants were based on a contemporaneous valuation by an independent valuation specialist.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(8)          Postretirement Benefits

The Company maintains a 401(k) defined contribution retirement plan that covers substantially all employees. Under this plan, participants may contribute up to 15% of their pretax compensation, subject to current limitations under the Internal Revenue Code. The Company may elect to make matching contributions at the discretion of the board of directors. The Company currently matches 30% of the participant’s deferral, limited to 4% of each participant’s pretax compensation. Total employer contributions to the plan were approximately $160, $128 and $110 for the years ended December 31, 2006, 2005 and 2004, respectively.

(9)          Commitments and Contingencies

The Company has entered into employment agreements with two officers of the Company, each of which was amended on July 18, 2006. The agreements expire in September 2007 and January 2007 and include an annual base salary and other discretionary cash and stock option bonuses. Scheduled future base compensation under these agreements for the year ending December 31, 2007 total approximately $499.

The Company is party to a contract to purchase third-party licenses from a software vendor. The agreement expired on December 31, 2005; however, the agreement automatically renews on an annual basis, unless terminated by either party. $493, $451 and $451 of expense was incurred under this agreement in 2006, 2005 and 2004, respectively, and is included in cost of revenue in the accompanying financial statements. Scheduled future minimum payments as of December 31, 2006 under this contract are $508 in 2007.

The Company is party to a contract whereby it is obligated to make minimum royalty payments on an annual basis. Total minimum royalty payments under this agreement aggregate $500 and are recorded ratably over the four year term of the agreement. The Company recorded $235, $125 and $63 of expense under this agreement for the years ended December 31, 2006, 2005 and 2004, respectively. There are no scheduled future minimum payments as of December 31, 2006 under this contract.

The Company’s contracts with its customers provide that customers are responsible for payment of sales and use taxes on the Company’s licensing and maintenance fees, and where applicable, professional services. Prior to 2006, the Company did not collect sales taxes. During the year ended December 31, 2006, the Company began to collect and remit sales taxes from its customers. In the event that a customer has not paid use tax where and when due, or is otherwise unable to pay, the Company may have a contingent liability for unpaid taxes, interest and penalties. A liability of $229 and $644 has been accrued at December 31, 2006 and 2005, respectively, against such contingencies.

The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company’s financial position or operating results.

(10)   Related Parties

An executive of the Company is the owner of a consulting firm that, during the years ended December 31, 2005 and 2004 provided certain professional services to the Company. During the years

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

ended December 31, 2005 and 2004, $25 and $35, respectively, was paid to this firm for services rendered. There were no services provided after 2005.

A member of the board of directors is the owner of a consulting company that, during the year ended December 31, 2004, provided web design services to the Company. During the year ended December 31, 2004, approximately $33 was paid to the firm for services rendered. No services were received by the Company from this consulting company after 2004.

(11)   Industry and Geographic Segment Information

The Company derived all of its revenue from the healthcare industry in the years ended December 31, 2006, 2005 and 2004. All of the Company’s revenue in those periods was derived from United States customers and all of its assets during these periods were in the United States.

MEDECISION, INC.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(12)   Quarterly Results of Operations (Unaudited)

	Three Months Ended
	Dec. 31, 2006	Sept. 30 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
	(unaudited)
Revenue
Subscription, maintenance and transaction fees	$5,779	$5,502	$5,501	$5,308	$6,226	$3,926	$3,493	$3,542
Term license revenue	1,375	3,479	3,509	415	2,862	5,032	1,183	652
Professional services	3,516	3,046	3,676	3,103	5,235	2,646	2,013	1,786
Total revenue	10,670	12,027	12,686	8,826	14,323	11,604	6,689	5,980
Cost of revenue
Subscription, maintenance and transaction fees	2,081	1,959	1,879	1,722	2,117	2,366	1,895	1,785
Term licenses	518	519	473	212	878	502	180	93
Professional services	1,371	1,341	1,473	1,621	1,588	1,208	1,313	1,390
Total cost of revenue	3,970	3,819	3,825	3,555	4,583	4,076	3,388	3,268
Gross margin	6,700	8,208	8,861	5,271	9,740	7,528	3,301	2,712
Operating expenses
Sales and marketing	2,842	2,873	2,614	2,205	2,444	2,238	1,846	1,250
Research and development	2,217	2,118	2,149	1,561	676	580	771	600
General and administrative	3,616	3,262	3,167	2,475	3,980	2,005	1,918	1,804
Total operating expenses	8,675	8,253	7,930	6,241	7,100	4,823	4,535	3,654
(Loss) income from operations	(1,975)	(45)	931	(970)	2,640	2,705	(1,234)	(942)
Loss (gain) on change in fair value of redeemable convertible preferred stock conversion options	6,202	2,979	(281)	(285)	(299)	1,213	(116)	(104)
Interest expense, net	179	147	80	60	100	78	55	41
(Loss) income before (provision) benefit for income taxes	(8,356)	(3,171)	1,132	(745)	2,839	1,414	(1,173)	(879)
(Provision) benefit for income taxes	(6,825)	75	(343)	416	6,630	(1,032)	507	386
Net (loss) income	$(15,181)	$(3,096)	$789	$(329)	$9,469	$382	$(666)	$(493)
Accretion of convertible preferred shares and redeemable convertible preferred shares	(4,269)	(2,431)	(684)	(684)	(684)	(2,022)	(644)	(644)
(Loss) income available to common shareholders	$(19,450)	$(5,527)	$105	$(1,013)	$8,785	$(1,640)	$(1,310)	$(1,137)
(Loss) income per share available to common shareholders, basic	$(2.69)	$(1.20)	$0.03	$(0.31)	$2.70	$(0.51)	$(0.41)	$(0.35)
(Loss) income per share available to common shareholders, diluted	$(2.69)	$(1.20)	$0.03	$(0.31)	$0.63	$(0.41)	$(0.41)	$(0.35)
Weighted average shares used to compute (loss) income available to common shareholders per common share, basic	7,238,054	4,588,521	3,276,479	3,274,850	3,249,415	3,222,843	3,222,822	3,220,934
Weighted average shares used to compute (loss) income available to common shareholders per common share, diluted	7,238,054	4,588,521	3,475,777	3,274,850	14,603,454	4,035,133	3,222,822	3,220,934

Item 9.                        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 14, 2006, upon the authorization of our board of directors acting on the recommendation of the audit committee of the board of directors, we selected Grant Thornton LLP as our independent registered public accounting firm. We did not consult with Grant Thornton on any financial or accounting reporting matters before its appointment. All of the audited financial statements included in this Annual Report on Form 10-K have been audited by Grant Thornton.

In connection with the audit of our financial statements as of and for the year ended December 31, 2005 and re-audit of our financial statements as of and for the years ended December 31, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the “Consolidated Financial Statements” as set forth under Item 8 of this Annual Report on Form 10-K), Grant Thornton identified and informed us that we had material weaknesses (as defined under the standards established by the Public Company Accounting Oversight Board—U.S.) with respect to our accounting and reporting of certain complex transactions, as more specifically described below. As a result of these material weaknesses, we restated our financial statements as of and for the years ended December 31, 2005, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the “Consolidated Financial Statements” as set forth in Item 8 of this Annual Report on Form 10-K).Our selected financial data as of and for the years ended December 31, 2003 and 2002 were derived from financial statements, which we restated as a result of these material weaknesses and which were audited by Grant Thornton.

KPMG LLP (KPMG) was previously the principal accountants for the Company. On March 14, 2006, upon the authorization of our board of directors acting on the recommendation of our audit committee, we dismissed KPMG as our independent registered public accounting firm. The audit report of KPMG on our consolidated financial statements as of and for the year ended December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report contained a separate paragraph stated as follows: “We also audited the adjustments described in Note 3 to the accompanying consolidated financial statements that were applied to restate the 2003 financial statements. The consolidated financial statements of the Company as of December 31, 2003 were audited by other auditors whose report thereon dated February 25, 2004, expressed an unqualified opinion on those statements, before the restatement described in Note 3 to the consolidated financial statements.”

In connection with the audit of the year ended December 31, 2004, and the subsequent interim period through March 14, 2006, there were (i) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference in connection with its report to the subject matter of the disagreements, and (ii) no reportable events of the type listed in paragraphs  (A) through (D) of Item 304(a)(1)(v) of Regulation S-K, except that KPMG reported orally to and discussed with our audit committee on December 16, 2005 that during its audit of the consolidated financial statements as of and for the year ended December 31, 2004, it noted material weaknesses in internal controls related to accounting for revenue recognition, accounting for the accretion of costs and dividends related to preferred stock and accounting for income taxes, as more specifically described below. We have authorized KPMG to respond fully to any inquiries by our successor independent registered accounting firm, Grant Thornton, regarding these material weaknesses.

On May 27, 2005, upon the authorization of our board of directors, acting on the recommendation of our audit committee, we dismissed Goldenberg Rosenthal, LLP and engaged KPMG as our independent registered public accounting firm. We did not consult with KPMG on any financial or accounting reporting matters before its appointment.

In connection with the audit of the year ended December 31, 2003 and the subsequent interim period through May 27, 2005, there were no disagreements with Goldenberg Rosenthal on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goldenberg Rosenthal, would have caused them to make reference thereto in their report on our financial statements for such years. The audit report of Goldenberg Rosenthal on our consolidated financial statements as of and for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the audit of our financial statements as of and for the year ended December 31, 2006, no material weaknesses were discovered. In connection with the audit of our financial statements as of and for the year ended December 31, 2005 and re-audit of our financial statements as of and for the years ended December 31, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the “Consolidated Financial Statements” as set forth in Item 8 of this Annual Report on Form 10-K), in July 2006, our independent auditors reported to our audit committee and informed us that we had material weaknesses (as defined under the standards established by the Public Company Accounting Oversight Board—U.S.) with respect to our accounting and reporting of certain complex transactions. In addition, in December 2005, in connection with their audit of our financial statements as of and for the year ended December 31, 2004, our previous independent auditors reported material weaknesses in our internal controls as defined under auditing standards generally accepted in the United States of America. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of the material weakness reported by our independent auditors, we restated our financial statements as of and for the years ended December 31, 2005, 2004 and 2003 as summarized in the following table:

Change in:	December 31, 2005	December 31, 2004	December 31, 2003
	(amounts in $ millions):
Total assets	—	(0.9)	(1.1)
Liability for fair value of conversion options	(4.9)	0.6	0.02
Additional paid-in capital—beneficial conversion feature	(2.2)	—	—
Shareholders’ deficiency	(6.1)	(51.7)	(12.5)
Net revenue	—	(0.5)	1.6
Income from operations	—	(0.09)	1.7
Change in fair value of conversion option	(3.6)	0.6	(0.04)
Net income or loss	3.6	(0.7)	1.7
Accretion of convertible preferred and redeemable convertible preferred shares	(2.2)	6.1	8.0
Increase (decrease) in net income available to common shareholders	5.8	(6.8)	(6.2)

The following material weaknesses were reported by our independent auditors in connection with their audit of our financial statements as of and for the year ended December 31, 2005 and re-audit of our financial statements as of and for the years ended December 31, 2004 and 2003:

•       We did not have adequate controls to provide reasonable assurance that all elements of contractual arrangements with customers were being recorded in accordance with generally accepted accounting principles. Specifically, we did not have adequate controls to properly determine that persuasive evidence of contractual arrangements with customers existed before recording revenue.

Errors in determining that contracts had been signed by customers resulted in the premature recognition of revenue that should have been deferred to later periods, in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” and related interpretations. As a result of these identified deficiencies, material revenue-related audit adjustments were recorded to our financial statements to defer revenue from the periods in which they were originally recorded until such time as the appropriate revenue recognition criteria were met.

•       We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock (which converted into common stock upon the closing of our initial public offering on December 18, 2006) to provide reasonable assurance that all transactions were being appropriately recorded and summarized in our financial statements. Specifically, we did not properly identify and record the beneficial conversion option relating to the accrued and unpaid dividends on our previously outstanding Series A convertible preferred stock. We did not identify and record the embedded derivative conversion option on our previously outstanding Series B and C redeemable convertible preferred stock and reflect the changes in the fair value of those conversion options in earnings. We did not accrete the carrying value of our previously outstanding Series C redeemable convertible preferred stock to liquidation value, which was three times the stated value. As a result of these identified deficiencies, we recorded material post-closing audit adjustments to our financial statements for the years ended December 31, 2005, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the “Consolidated Financial Statements” as set forth in Item 8 of this Annual Report on Form 10-K).

As a result of the material weakness reported by our previous independent auditors, we restated our financial statements as of and for the year ended December 31, 2003, which resulted in a $8.1 million decrease in total assets, a $43.3 million increase in shareholders’ deficiency, a $2.8 million decrease in income from operations, a $10.8 million decrease in net income before and after taxes and a $2.0 million decrease in net income available to common shareholders.

The following material weaknesses were reported by our previous independent auditors in connection with their audit of our financial statements as of and for the years ended December 31, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the “Consolidated Financial Statements” as set forth in Item 8 of this Annual Report on Form 10-K):

•       Errors in revenue recognition were identified that resulted primarily from a lack of secondary review over the application of accounting principles to specific contract terms as well as the analysis and estimates supporting the amounts recorded. These errors resulted from the lack of a systematic process for accumulating information supporting VSOE and underlying recorded revenue as well as the lack of appropriate levels of review. As a result, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the “Consolidated Financial Statements” as set forth under Item 8 of this Annual Report on Form 10-K.

•       We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock to provide reasonable assurance that all transactions were being appropriately recorded and summarized in the financial statements. Specifically, we did not accrete the carrying value to redemption value at the earliest redemption date and did not properly record the accrued and unpaid dividends on our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock. As a result of these identified deficiencies, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the “Consolidated Financial Statements” as set forth under Item 8 of this Annual Report on Form 10-K.

•       We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for income taxes, specifically the appropriate valuation allowance for deferred tax assets. As a result of this material weakness, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the “Consolidated Financial Statements” as set forth under Item 8 of this Annual Report on Form 10-K.

These material weaknesses may have contributed to the errors corrected in the restatement of our financial statements as of and for the years ended December 31, 2005, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the “Consolidated Financial Statements” as set forth in Item 8 of this Annual Report on Form 10-K).

We have begun our remediation efforts and we believe that our actions in this regard have strengthened our internal controls over financial reporting. Our efforts to date have included the following:

•       We have expanded our accounting staff to add additional skills and experience, specifically experience in revenue recognition for software sales and services, and will continue the expansion of our accounting staff, as well as the use of qualified outside professionals as necessary to enhance and maintain our internal accounting controls.

•       We instituted new internal accounting controls, including a detailed review of new contracts by qualified accounting personnel to appropriately recognize and record revenue from term license sales as well as the sales from professional services and subscription and maintenance.

•       We instituted new internal accounting controls over the pricing of our separate software and service offerings.

•       We instituted new accounting procedures to accrete the value of our previously outstanding preferred stock to its redemption value at the earliest redemption date, and to accrete the value of our previously outstanding preferred stock for accrued but unpaid dividends.

•       We have engaged qualified outside professionals to assist our accounting staff in analyzing and recording current and deferred income tax provisions and benefits, assets, and liabilities, and will continue to do so as necessary to improve, enhance and maintain our system of internal accounting controls.

As of December 31, 2006, we have incurred approximately $0.3 million of costs related to our efforts to remediate our material weaknesses. The costs associated with our remediation efforts to date have not been material. We will continue to evaluate the effectiveness of the control environment and will continue to refine existing controls. We believe that the material weaknesses identified by our independent auditors have been addressed. Additional deficiencies in our internal controls may be discovered in the future. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

For a description of risks associated with our internal controls, please see “Risk Factors—If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.”

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2006, our management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.               Other Information.

On March 26, 2007, we and our wholly-owned subsidiary, MEDecision Investments, Inc., entered into a First Amendment and Waiver to Loan and Security Agreement with Silicon Valley Bank (the “First Amendment and Waiver”) pursuant to which (A) certain provisions of the Amended and Restated Loan and Security Agreement dated September 28, 2006 among us, MEDecision Investments, Inc. and Silicon Valley Bank (the “Loan Agreement”), were amended and (B) Silicon Valley Bank waived our failure to comply with a financial covenant requiring us to maintain a minimum amount of net income that was set forth in the Loan Agreement for the quarter ended December 31, 2006, which failure would otherwise have constituted an event of default under the Loan Agreement.

Among the provisions of the Loan Agreement that were amended, the First Amendment and Waiver increases the maximum amount that we may borrow under our equipment line of credit, extends the maturity date for each advance made to us under that line of credit and replaces financial covenants requiring us to maintain a minimum amount of liquidity and net income that were set forth under the Loan Agreement with financial covenants requiring us to maintain a minimum ratio of liquidity and a minimum amount of tangible net worth.

A copy of the First Amendment and Waiver is attached hereto as Exhibit 10.16(iv) and is incorporated herein by reference. The foregoing description of the First Amendment and Waiver is qualified in its entirety by reference to the full text of the First Amendment and Waiver.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance of the Registrant.

We incorporate herein by reference the information contained under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors—Board of Directors and Committees—Audit Committee”, “Election of Directors—Code of Ethics” and “Election of Directors—Board of Directors and Committees—Nominating and Corporate Governance Committee” in our proxy statement pursuant to Regulation 14A under the Exchange Act to be filed by us in connection with our 2007 Annual Meeting of Shareholders with the SEC within 120 days after the end of the fiscal year covered by this Annual Report (the “Proxy Statement”).

Item 11.                 Executive Compensation.

We incorporate herein by reference the information contained under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate herein by reference the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

We incorporate herein by reference the information contained under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Board of Directors and Committees” in the Proxy Statement.

Item 14.                 Principal Accountant Fees and Services.

We incorporate herein by reference the information contained under the caption “Proposal to Ratify Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Documents filed as a part of this report:

(1)   Financial Statements. The “Consolidated Financial Statements” as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

(2)   Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the “Consolidated Financial Statements” as set forth under Item 8 of this Annual Report on Form 10-K or the related notes thereto.

(3)   Exhibits. See (b) below.

(b)   Exhibits:

Exhibit
Number	Description of Document
3.1

Amended and Restated Articles of Incorporation of MEDecision, Inc. (incorporated by reference to Exhibit 3.3 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

3.2

Second Amended and Restated Bylaws of MEDecision, Inc. (incorporated by reference to Exhibit 3.4 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

4.2(i)

Warrant for the Purchase of Common Stock issued to Commerce Bank, N.A. on February 12, 1997 (incorporated by reference to Exhibit 4.2(i) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.2(ii)

Amendment to Warrant for the Purchase of Common Stock dated August 1, 2006 (incorporated by reference to Exhibit 4.2(ii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.3(i)

Warrant for the Purchase of Common Stock issued to Commerce Bank, N.A. on June 1, 1999 (incorporated by reference to Exhibit 4.3(i) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.3(ii)

Amendment to Warrant for the Purchase of Common Stock dated August 1, 2006 (incorporated by reference to Exhibit 4.3(ii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.4

Warrant Purchase Agreement dated June 15, 2001 in favor of PNC Bank, National Association (incorporated by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.5

Warrant to Purchase Stock dated July 2, 2002 in favor of Silicon Valley Bank (incorporated by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.6

Warrant to Purchase Stock dated September 26, 2002 in favor of Silicon Valley Bank (incorporated by reference to Exhibit 4.6 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.1*

MEDecision, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to the Company’s Registration Statement on Form S-1 on November 22, 2006, Registration No. 333-136532)

10.2*

Form of Notice of Grant of Incentive Stock Options under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.3*

Form of Notice of Grant of Non-Qualified Stock Options under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.4(i)*

Employment Agreement dated January 1, 2003 between MEDecision, Inc. and David St.Clair (incorporated by reference to Exhibit 10.4(i) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.4(ii)*

Amendment to Employment Agreement dated July 18, 2006 between MEDecision, Inc. and David St.Clair (incorporated by reference to Exhibit 10.4(ii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.5(i)*

Employment Agreement dated September 4, 2002 between MEDecision, Inc. and John H. Capobianco (incorporated by reference to Exhibit 10.5(i) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.5(ii)*

Amendment to Employment Agreement dated July 18, 2006 between MEDecision, Inc. and John H. Capobianco (incorporated by reference to Exhibit 10.5(ii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.6+

Agreement of Lease, made March 5, 2004 by and between FV Office Partners, L.P. and MEDecision, Inc. (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.7+

Agreement of Lease, made April 19, 2005 by and between FV Office Partners, L.P. and MEDecision, Inc. (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.8+

Agreement of Lease, made May 31, 2006 by and between Chesterbrook Partners, LP and MEDecision, Inc. (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.9(i)

Second Amended and Restated Registration Rights Agreement dated as of September 25, 2001 by and among MEDecision, Inc. and the Holders party thereto (as such term is defined therein) (incorporated by reference to Exhibit 10.9(i) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.9(ii)

Amendment to Second Amended and Restated Registration Rights Agreement dated as of July 6, 2006 (incorporated by reference to Exhibit 10.9(ii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.9(iii)

Second Amendment to Second Amended and Restated Registration Rights Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.9(iii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.10*

Description of Danielle Russella Bantivoglio’s Commission Plan (incorporated by reference to Exhibit 10.12 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)

10.11#

Master Product Agreement dated November 15, 2005 between MEDecision, Inc. and Health Care Service Corporation (incorporated by reference to Exhibit 10.13 filed with Amendment No. 6 to the Company’s Registration Statement on Form S-1 on December 11, 2006, Registration No. 333-136532)

10.12(i)#

Value Added Remarketing Agreement made March 30, 1989 between MEDecision, Inc. and InterSystems Corporation (incorporated by reference to Exhibit 10.14(i) filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)

10.12(ii)#

2006 Terms and Conditions and Partner Addendum to Value Added Remarketing Agreement (incorporated by reference to Exhibit 10.14(ii) filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)

10.12(iii)#

2006 Pricing Terms to Value Added Remarketing Agreement (incorporated by reference to Exhibit 10.14(iii) filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)

10.12(iv)#

Letter Amendment to Value Added Remarketing Agreement dated September 19, 2006 (incorporated by reference to Exhibit 10.14(iv) filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)

10.13#

Master Product and Services Agreement dated June 30, 2005 between MEDecision, Inc. and Horizon Blue Cross Blue Shield of New Jersey (incorporated by reference to Exhibit 10.15 filed with Amendment No. 6 to the Company’s Registration Statement on Form S-1 on December 11, 2006, Registration No. 333-136532)

10.14*	Form of Amended and Restated Indemnification Agreement
10.15(i)

Pledge Agreement dated June 30, 1998 between David St.Clair and Fiona A. St.Clair (incorporated by reference to Exhibit 10.18(i) filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1 on October 31, 2006, Registration No. 333-136532)

10.15(ii)

Pledge Agreement dated June 30, 1998 between David St.Clair and Fiona A. St.Clair, as custodian for William T. Serber (incorporated by reference to Exhibit 10.18(ii) filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1 on October 31, 2006, Registration No. 333-136532)

10.15(iii)

Pledge Agreement dated June 30, 1998 between David St.Clair and Zachariah W. Serber (incorporated by reference to Exhibit 10.18(iii) filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1 on October 31, 2006, Registration No. 333-136532)

10.15(iv)

Pledge Agreement dated June 30, 1998 between David St.Clair and Kathryn S. Patterson (incorporated by reference to Exhibit 10.18(iv) filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1 on October 31, 2006, Registration No. 333-136532)

10.16(i)

Amended and Restated Loan and Security Agreement dated September 28, 2006 between MEDecision, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.19(i) filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1 on October 31, 2006, Registration No. 333-136532)

10.16(ii)

Consent and Waiver dated November 14, 2006 between MEDecision, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.19(ii) filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

10.16(iii)

Additional Borrower Joinder Supplement dated November 22, 2006, between MEDecision Inc., MEDecision Investments, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.19(iii) filed with Amendment No. 6 to the Company’s Registration Statement on Form S-1 on December 11, 2006, Registration No. 333-136532)

10.16(iv)	First Amendment and Wavier to Loan and Security Agreement dated March 26, 2007, between MEDecision Inc., MEDecision Investments, Inc. and Silicon Valley Bank
10.17(i)*

MEDecision, Inc. Series C Stock Equity Incentive Plan (incorporated by reference to Exhibit 10.20(i) filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

10.17(ii)*

Form of Non-Qualified Stock Option Agreement under the Series C Stock Equity Incentive Plan (incorporated by reference to Exhibit 10.20(ii) filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

10.18(i)*

MEDecision, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

10.18(ii)*	Form of ISO Grant Award Agreement under MEDecision, Inc. 2006 Equity Incentive Plan
21.1

Subsidiaries of MEDecision, Inc. (incorporated by reference to Exhibit 21.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

23.1	Consent of Grant Thornton LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Annual Report on Form 10-K.

+                Exhibits and schedules have been omitted and will be provided to the Securities and Exchange Commission upon request.

#                 An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 406 of the Securities Act of 1933, of portions of these exhibits. These portions have been omitted from these exhibits.

(c)   Financial Statement Schedules. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wayne, Commonwealth of Pennsylvania on March 28, 2007.

MEDECISION, INC.
By:	/s/ DAVID ST.CLAIR
David St.Clair
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID ST.CLAIR	Chairman of the Board of	March 28, 2007
David St.Clair	Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN H. CAPOBIANCO	President and Chief Operating	March 28, 2007
John H. Capobianco	Officer
/s/ CARL E. SMITH	Executive Vice President and	March 28, 2007
Carl E. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ TIMOTHY W. WALLACE	Director	March 28, 2007
Timothy W. Wallace
/s/ THOMAS R. MORSE	Director	March 28, 2007
Thomas R. Morse
/s/ PAUL E. BLONDIN	Director	March 28, 2007
Paul E. Blondin
/s/ ELIZABETH A. DOW	Director	March 28, 2007
Elizabeth A. Dow

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1

Amended and Restated Articles of Incorporation of MEDecision, Inc. (incorporated by reference to Exhibit 3.3 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

3.2

Second Amended and Restated Bylaws of MEDecision, Inc. (incorporated by reference to Exhibit 3.4 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

4.2(i)

Warrant for the Purchase of Common Stock issued to Commerce Bank, N.A. on February 12, 1997 (incorporated by reference to Exhibit 4.2(i) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.2(ii)

Amendment to Warrant for the Purchase of Common Stock dated August 1, 2006 (incorporated by reference to Exhibit 4.2(ii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.3(i)

Warrant for the Purchase of Common Stock issued to Commerce Bank, N.A. on June 1, 1999 (incorporated by reference to Exhibit 4.3(i) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.3(ii)

Amendment to Warrant for the Purchase of Common Stock dated August 1, 2006 (incorporated by reference to Exhibit 4.3(ii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.4

Warrant Purchase Agreement dated June 15, 2001 in favor of PNC Bank, National Association (incorporated by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.5

Warrant to Purchase Stock dated July 2, 2002 in favor of Silicon Valley Bank (incorporated by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

4.6

Warrant to Purchase Stock dated September 26, 2002 in favor of Silicon Valley Bank (incorporated by reference to Exhibit 4.6 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.1*

MEDecision, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to the Company’s Registration Statement on Form S-1 on November 22, 2006, Registration No. 333-136532)

10.2*

Form of Notice of Grant of Incentive Stock Options under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.3*

Form of Notice of Grant of Non-Qualified Stock Options under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.4(i)*

Employment Agreement dated January 1, 2003 between MEDecision, Inc. and David St.Clair (incorporated by reference to Exhibit 10.4(i) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.4(ii)*

Amendment to Employment Agreement dated July 18, 2006 between MEDecision, Inc. and David St.Clair (incorporated by reference to Exhibit 10.4(ii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.5(i)*

Employment Agreement dated September 4, 2002 between MEDecision, Inc. and John H. Capobianco (incorporated by reference to Exhibit 10.5(i) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.5(ii)*

Amendment to Employment Agreement dated July 18, 2006 between MEDecision, Inc. and John H. Capobianco (incorporated by reference to Exhibit 10.5(ii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.6+

Agreement of Lease, made March 5, 2004 by and between FV Office Partners, L.P. and MEDecision, Inc. (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.7+

Agreement of Lease, made April 19, 2005 by and between FV Office Partners, L.P. and MEDecision, Inc. (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.8+

Agreement of Lease, made May 31, 2006 by and between Chesterbrook Partners, LP and MEDecision, Inc. (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.9(i)

Second Amended and Restated Registration Rights Agreement dated as of September 25, 2001 by and among MEDecision, Inc. and the Holders party thereto (as such term is defined therein) (incorporated by reference to Exhibit 10.9(i) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.9(ii)

Amendment to Second Amended and Restated Registration Rights Agreement dated as of July 6, 2006 (incorporated by reference to Exhibit 10.9(ii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.9(iii)

Second Amendment to Second Amended and Restated Registration Rights Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.9(iii) filed with the Company’s Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.10*

Description of Danielle Russella Bantivoglio’s Commission Plan (incorporated by reference to Exhibit 10.12 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)

10.11#

Master Product Agreement dated November 15, 2005 between MEDecision, Inc. and Health Care Service Corporation (incorporated by reference to Exhibit 10.13 filed with Amendment No. 6 to the Company’s Registration Statement on Form S-1 on December 11, 2006, Registration No. 333-136532)

10.12(i)#

Value Added Remarketing Agreement made March 30, 1989 between MEDecision, Inc. and InterSystems Corporation (incorporated by reference to Exhibit 10.14(i) filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)

10.12(ii)#

2006 Terms and Conditions and Partner Addendum to Value Added Remarketing Agreement (incorporated by reference to Exhibit 10.14(ii) filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)

10.12(iii)#

2006 Pricing Terms to Value Added Remarketing Agreement (incorporated by reference to Exhibit 10.14(iii) filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)

10.12(iv)#

Letter Amendment to Value Added Remarketing Agreement dated September 19, 2006 (incorporated by reference to Exhibit 10.14(iv) filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)

10.13#

Master Product and Services Agreement dated June 30, 2005 between MEDecision, Inc. and Horizon Blue Cross Blue Shield of New Jersey (incorporated by reference to Exhibit 10.15 filed with Amendment No. 6 to the Company’s Registration Statement on Form S-1 on December 11, 2006, Registration No. 333-136532)

10.14*	Form of Amended and Restated Indemnification Agreement
10.15(i)

Pledge Agreement dated June 30, 1998 between David St.Clair and Fiona A. St.Clair (incorporated by reference to Exhibit 10.18(i) filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1 on October 31, 2006, Registration No. 333-136532)

10.15(ii)

Pledge Agreement dated June 30, 1998 between David St.Clair and Fiona A. St.Clair, as custodian for William T. Serber (incorporated by reference to Exhibit 10.18(ii) filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1 on October 31, 2006, Registration No. 333-136532)

10.15(iii)

Pledge Agreement dated June 30, 1998 between David St.Clair and Zachariah W. Serber (incorporated by reference to Exhibit 10.18(iii) filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1 on October 31, 2006, Registration No. 333-136532)

10.15(iv)

Pledge Agreement dated June 30, 1998 between David St.Clair and Kathryn S. Patterson (incorporated by reference to Exhibit 10.18(iv) filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1 on October 31, 2006, Registration No. 333-136532)

10.16(i)

Amended and Restated Loan and Security Agreement dated September 28, 2006 between MEDecision, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.19(i) filed with Amendment No. 3 to the Company’s Registration Statement on Form S-1 on October 31, 2006, Registration No. 333-136532)

10.16(ii)

Consent and Waiver dated November 14, 2006 between MEDecision, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.19(ii) filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

10.16(iii)

Additional Borrower Joinder Supplement dated November 22, 2006, between MEDecision Inc., MEDecision Investments, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.19(iii) filed with Amendment No. 6 to the Company’s Registration Statement on Form S-1 on December 11, 2006, Registration No. 333-136532)

10.16(iv)	First Amendment and Wavier to Loan and Security Agreement dated March 26, 2007, between MEDecision Inc., MEDecision Investments, Inc. and Silicon Valley Bank
10.17(i)*

MEDecision, Inc. Series C Stock Equity Incentive Plan (incorporated by reference to Exhibit 10.20(i) filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

10.17(ii)*

Form of Non-Qualified Stock Option Agreement under the Series C Stock Equity Incentive Plan (incorporated by reference to Exhibit 10.20(ii) filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

10.18(i)*

MEDecision, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

10.18(ii)*	Form of ISO Grant Award Agreement under MEDecision, Inc. 2006 Equity Incentive Plan
21.1

Subsidiaries of MEDecision, Inc. (incorporated by reference to Exhibit 21.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

23.1	Consent of Grant Thornton LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Annual Report on Form 10-K.

+                Exhibits and schedules have been omitted and will be provided to the Securities and Exchange Commission upon request.

#                 An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 406 of the Securities Act of 1933, of portions of these exhibits. These portions have been omitted from these exhibits.