Form 10-Q
period 2007-03-31
MEDecision, Inc.
filed 2007-05-14
CIK 1367705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 001-33191

MEDecision, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2530889
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

601 Lee Road
Chesterbrook Corporate Center
Wayne, Pennsylvania	19087
(Address of Principal Executive	(Zip Code)
Offices)

Registrant’s telephone number, including area code: (610) 540-0202

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
Yes ☐   No ☒

As of May 11, 2007, 15,310,146 shares of the registrant’s common stock, no par value per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

MEDECISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,866	$17,408
Accounts receivable, net of allowance for doubtful accounts of $48 and $52, respectively	8,675	9,975
Prepaid expenses	1,403	1,085
Other current assets	143	116
Total current assets	25,087	28,584

Property and equipment
Computer equipment and software	7,626	7,384
Leasehold improvements	3,351	3,324
Office equipment and furniture	1,899	1,887
	12,876	12,595
Less accumulated depreciation and amortization	(4,782)	(4,116)
Net property and equipment	8,094	8,479

Capitalized software, net of accumulated amortization of $7,193 and $6,909, respectively	4,432	3,857
Other assets	455	460
Total assets	$38,068	$41,380

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligations	$1,742	$1,773
Note payable and current portion of long-term note payable	260	388
Accounts payable	2,352	2,554
Accrued payroll and related costs	884	1,111
Other accrued expenses	1,645	1,799
Deferred license and maintenance revenue	7,061	7,482
Deferred professional services revenue	2,571	2,180
Total current liabilities	16,515	17,287

Long-term liabilities
Capital lease obligations	2,140	2,557
Deferred rent	2,412	2,380
Deferred license and maintenance revenue	565	691
Total long-term liabilities	5,117	5,628

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 15,242,771 and 14,886,073 at March 31, 2007 and December 31, 2006, respectively	104,571	104,099
Accumulated deficit	(88,135)	(85,634)
Total stockholders’ equity	16,436	18,465
Total liabilities and stockholders’ equity	$38,068	$41,380

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenue
Subscription, maintenance and transaction fees	$5,711	$5,308
Term licenses	1,567	415
Professional services	2,539	3,103
Total revenue	9,817	8,826

Cost of revenue
Subscription, maintenance and transaction fees	2,365	1,722
Term licenses	601	212
Professional services	1,478	1,621
Total cost of revenue	4,444	3,555

Gross margin	5,373	5,271

Operating expenses
Sales and marketing	2,241	2,205
Research and development	1,728	1,561
General and administrative	3,949	2,475
Total operating expenses	7,918	6,241

Loss from operations	(2,545)	(970)
Gain on change in fair value of redeemable convertible preferred stock conversion options	—	285
Interest income (expense), net	44	(60)

Loss before benefit for income taxes	(2,501)	(745)
Benefit for income taxes	—	416
Net loss	$(2,501)	$(329)

Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(684)
Loss available to common shareholders	$(2,501)	$(1,013)

Loss per share available to common shareholders, basic and diluted	$(0.16)	$(0.31)

Weighted average shares used to compute loss available to common shareholders per common share, basic and diluted	15,183,004	3,274,850

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities
Net loss	$(2,501)	$(329)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	666	446
Gain on change in fair value of redeemable convertible preferred stock conversion options	—	(285)
Amortization of capitalized software	284	77
Stock compensation expense	212	108
Amortization of deferred financing cost	23	5
Recovery of doubtful accounts	(4)	(27)
Deferred income tax benefit	—	(416)
Decrease (increase) in assets:
Accounts receivable	1,304	3,398
Prepaid expenses and other assets	(363)	(1,155)
Increase (decrease) in liabilities:
Accounts payable	(202)	104
Accrued payroll and related costs	(227)	(69)
Other accrued expenses	(122)	(536)
Deferred revenue	(156)	1,610
Net cash (used in) provided by operating activities	(1,086)	2,931

Cash flows from investing activities
Capitalized software	(859)	(350)
Purchase of property and equipment	(281)	(129)
Net cash used in investing activities	(1,140)	(479)

Cash flows from financing activities
Proceeds from exercise of common stock options	260	—
Repayment of capital lease obligations	(448)	(262)
Repayment of insurance note payable	(103)
Repayment on equipment note payable, bank	(25)	(25)
Net cash used in financing activities	(316)	(287)

Net (decrease) increase in cash and cash equivalents	(2,542)	2,165
Cash and cash equivalents, beginning of period	17,408	2,447
Cash and cash equivalents, end of period	$14,866	$4,612

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$133	$55

Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital leases	$—	$426
Tenant improvement allowance received under operating lease	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(1)            Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ Annual Report on Form 10-K.

All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature.

On October 18, 2006, the Company’s Board of Directors approved a 1-for-2 reverse stock split with an effective date of December 13, 2006. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

(2)            Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement. This new standard provides guidance for using fair value to measure assets and liabilities. The statement clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, and establishes a fair value hierarchy that prioritizes the information used to develop the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect to record any material adjustments upon the adoption of this statement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. Under this statement, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). By electing the fair value measurement attribute for certain assets and liabilities, entities will be able to mitigate potential “mismatches” that arise under the current mixed measurement attribute model. Entities will also be able to offset changes in the fair values of a derivative instrument and its related hedged item by selecting the fair value option for the hedged item. SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of this statement will have on our financial statements.

(3)            Stock-Based Compensation

The Company accounts for share based payments in accordance with SFAS No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95. Effective January 1, 2006, the Company adopted the calculated value recognition provisions of SFAS No. 123R utilizing the prospective-transition method, as permitted by SFAS No. 123R.

In October 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan, which became effective upon the Company’s initial public offering. The 2006 Plan provides for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards.  Employees, directors, consultants, and other individuals who provide services to the Company are eligible to be granted awards under the 2006 Plan; however, only employees are eligible to be granted incentive stock options, and not beyond 10 years from the adoption of the 2006 Plan. The exercise price of any option granted under the plan will not be less than 100% of the fair market value of the common stock on the date of grant (110% for incentive stock options issued to a more than 10% shareholder). No incentive stock option award may be awarded in an amount that would vest more than $100 of fair value in any calendar year. The maximum term of any award is 10 years from the grant date (5 years for more than 10% shareholder). The board of directors may determine the vesting period for each award under the 2006 Plan.

During the three months ended March 31, 2007 and 2006, respectively, ten-year options to purchase 99,650 and 57,500 shares of common stock, at a weighted average exercise price of $6.86 and $2.50, were granted to employees. For the three months ended March 31, 2007 and 2006, the Company recognized stock-based compensation expense of $212 ($0.01 per share) and $108 ($0.02 per share), respectively, of which $98 and $98, respectively, pertained to the intrinsic value of options issued below fair market value in 2005 and 2004.

The Company used a Black-Scholes model to determine the fair value of options issued in 2006 and 2007. The weighted average calculated value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended
	March 31,
	2007	2006

Weighted average fair value at date of grant for options granted during the period	$6.86	$4.52
Weighted average risk-free interest rates	4.8%	4.0%
Weighted average expected life of option (in years)	6.4	6.6
Expected stock price volatility	72.5%	87.9%
Expected dividend yield	—	—

The Company determined its volatility factor through an analysis of peer companies in terms of market capitalization and total assets. The Company cannot compute expected volatility due to its lack of historical stock prices. The Company uses historical data to estimate option exercise and employee termination within the valuation model. Separate groups of employees and non-employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company calculated the expected term by analyzing for each group cumulative share exercise and expiration data and post-vesting employment termination behavior as of the grant date. The weighted average life as of each grant date was then calculated and used in determining the fair value at each grant date. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is zero based on the Company’s historical experience. For the three months ended March 31, 2006, the fair value of the common stock at the date of grant was based on an independent appraisal of the common stock’s value at January 1, 2006.

As of March 31, 2007, there was $2,287 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans, which will be recognized over the weighted average period of 2.56 years. At March 31, 2007, there were 1,448,473 shares available for grant under the 2006 Plan.

Stock option activity for the three months ended March 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balance at December 31, 2006	2,937,082	$4.27
Granted	99,650	6.86
Exercised	(361,750)	0.82
Canceled	(48,123)	11.77
Balance at March 31, 2007	2,626,859	$4.70	6.40	$11,855
Exerciseable at March 31, 2007	1,555,207	$0.99	5.32	$8,669

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $1,925. During the three months ended March 31, 2007, the Company received $260 in cash payments related to option exercises.

(4)            Earnings Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average numbers of shares outstanding. The Company had a net loss available to common shareholders for the three months ended March 31, 2007 and 2006. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at those dates were not included in the computation of diluted earnings per share for the periods then ended as they were antidilutive. The Company has reflected on a retroactive basis the effect on historical basic and diluted earnings per share of the 1-for-2 reverse stock split of its common stock effective as of December 13, 2006.

Net loss per share is computed as follows:

	Three Months Ended
	March 31,
	2007	2006

Numerator:
Loss available to common shareholders	$(2,501)	$(1,013)
Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(684)
Net loss	$(2,501)	$(329)
Denominator:
Weighted average shares used to compute loss available to common shareholders per common share, basic and diluted	15,183,004	3,274,850
Loss per share available to common shareholders, basic and diluted	$(0.16)	$(0.31)

For the three months ended March 31, 2007 and 2006, weighted average shares of common stock issuable in connection with stock options and warrants of 576,738 and 38,650 shares, respectively, were not included in the diluted earnings per share calculation because doing so would have been antidilutive.

(5)            Income Taxes

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

We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of January 1, 2007, we had $15.7 million of unrecognized tax benefits which, if recognized, would favorably impact our effective tax rate.  The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations within the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations.  As of March 31, 2007, we have no accrued interest or penalties related to uncertain tax positions. Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

(6)            Leases

The Company is obligated under capital leases covering office furniture and computer hardware and software that expire at various dates through August 2011. At March 31, 2007 and December 31, 2006, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

	March 31,	December 31,
	2007	2006

Computer equipment and software	$4,959	$5,570
Leasehold improvements	15	15
Office equipment and furniture	1,743	1,797
	6,717	7,382
Less: accumulated amortization	(2,863)	(3,110)
	$3,854	$4,272

Amortization of assets held under capital leases is included with depreciation and amortization expense in the accompanying statements of operations.

The Company leases office space, equipment and a vehicle under various cancelable and noncancelable operating lease agreements that expire on various dates through August 2016. The Company’s operating lease for office space allows the Company to terminate the lease after seven years, provided 12 months’ written notice is provided. Upon such termination, the Company must pay a penalty of $1,800, reduced by $30 each month subsequent to the 84th month of the lease. Rental expense for operating leases was approximately $556 and $314 for the three months ended March 31, 2007 and 2006, respectively.

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of March 31, 2007 are:

Year ending December 31,	Capital Leases	Operating Leases

2007 (April 1 through December 31)	$1,597	$1,458
2008	1,808	1,838
2009	766	1,878
2010	202	1,931
2011	59	1,999
Thereafter through 2016	—	10,258
Total minimum lease payments	4,432	$19,362
Less: amount representing interest (at rates ranging from 2.0% to 18.9%)	(550)
Present value of net minimum capital lease payments	3,882
Less: current installments of obligations under capital leases	1,742
Obligations under capital leases, excluding current installments	$2,140

(7)            Industry and Geographic Segment Information

The Company derived all of its revenue from the healthcare industry in the three months ended March 31, 2007 and 2006. All of the Company’s revenue in those periods was derived from United States customers and all of its assets during these periods were in the United States.

(8)            Commitments and Contingencies

The Company’s contracts with its customers provide that customers are responsible for payment of sales and use taxes on the Company’s licensing and maintenance fees, and where applicable, professional services. Prior to 2006, the Company did not collect sales taxes. During the year ended December 31, 2006, the Company began to collect and remit sales taxes from its customers. In the event that a customer has not paid use tax where and when due, or is otherwise unable to pay, the Company may have a contingent liability for unpaid taxes, interest and penalties. A liability of $202 and $229 has been accrued at March 31, 2007 and December 31, 2006, respectively, against such contingencies.

The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company’s financial position or operating results.

(9)            Concentration of Credit Risk

Sales to three customers for the three months ended March 31, 2007 were 44% and sales to two customers for the three months ended March 31, 2006 were 43%. Trade receivables related to three customers were 49% of total net accounts receivable as of March 31, 2007. Trade receivables related to two customers were 42% of total net accounts receivable as of March 31, 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “seeks,” “pro forma,” “potential,” “anticipates,” “predicts,” “plans,” “estimates,” or “intends,” or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  Forward-looking statements should be considered in light of various important factors, including those set forth under the caption “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments.  References herein to “MEDecision,” “we,” “our,” and “us” collectively refer to MEDecision, Inc., a Pennsylvania corporation, and all of its subsidiaries.

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

Our Collaborative Care Management suite is comprised of four related product modules: (i) Data Gathering and Analytics; (ii) Clinical Rules and Processes; (iii) Advanced Medical Management; and (iv) Collaborative Data Exchange. Data Gathering and Analytics is a data engine with an analytics component that enables a payer to process, summarize and evaluate information from both internal and external sources. Clinical Rules and Processes is a clinical content and process management solution featuring embedded, state-of-the-art clinical best practices that have been validated by evidence-based medicine. Advanced Medical Management is a care management solution consisting of workflow and decision support tools that address the continuum of care management processes, such as specialized case and disease management, admission and outpatient certification, referral management, concurrent review and discharge planning. Collaborative Data Exchange is a communication service that facilitates the transmission of information between the various stakeholders in the healthcare process. Collaborative Data Exchange addresses the entire spectrum of clinical data exchange: from basic service requests (referrals, authorizations and extensions) to simple clinical information transfer (questionnaire fulfillment), to complex electronic health record-based transactions. The Collaborative Data Exchange module allows our customers to securely transmit health records containing critical patient information in an easily understood format to patients and providers at the time they are making treatment decisions. We refer to these health records as Patient Clinical Summaries and believe that they are a critical first step to developing Electronic Health Records. In the future, we expect our Patient Clinical Summaries to integrate additional information provided by patients and a broad range of providers, thereby increasing their value to all constituents.

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

We operate in a relatively small market, where we have 55 of approximately 350 potential customers. This presents our management with the challenge of expanding our revenue within a limited potential customer base, and the attendant risk of our inability to grow revenue if we are unable to do so. Our strategy is to develop new customers, sell additional solutions to existing customers, and introduce new products such as MEDeWeaver and MEDePathway. However, not every potential customer is in the market for software at all times. Because of the cost, time and effort involved in implementing a software solution like the products we sell, once a potential customer chooses a solution from a competitor over MEDecision’s Collaborative Care Management solutions, they may not be in the market to buy a complete software solution for a number of years. There may be, however, opportunities to provide them with specific modules from our Collaborative Care Management suite to address particular needs they may have.

In the past, our non-recurring revenue, which primarily consists of term license fees for our software products and professional service fees associated with implementation of these software products, has constituted a significant portion of our revenue. This non-recurring revenue is generally paid in lump sums, thereby decreasing the predictability of our revenue. As a result of these risks and challenges, we will continue to focus on the growth of our business, expanding existing customer relationships, developing innovative new solutions, expanding our customer base within our market and continuing to build recurring and predictable revenue through new products like our Patient Clinical Summary. While we anticipate funding our growth primarily from operating cash flow, we may utilize a portion of the net proceeds from our initial public offering which closed on December 18, 2006 for one or more of the components of our growth strategy.

Prior to 2006, we experienced our fastest growth in term licenses and professional services revenue, thereby increasing those items as a percentage of our revenue. Consequently, we realized a decreasing percentage of subscription, maintenance and transaction fee revenue even though that revenue grew as well. For the three months ended March 31, 2007, subscription, maintenance and transaction fee revenue increased as a percentage of total revenue due to increased sales of our Data Gathering and Analytics and Collaborative Data Exchange modules. In the future, we anticipate the market will have an increased focus on Electronic Health Records and what we refer to as our Patient Clinical Summary. For these solutions, our customers pay an annual subscription fee and pay a transaction fee each time they utilize the solution. In addition, once adopted by a customer, there are less sales and administrative efforts required to increase the transaction volume with a customer as compared to the efforts required to sell a new term license for one of our other solutions. We anticipate that the growth of this portion of our business will continue to outpace our traditional software licenses and, as a result, subscription and transaction revenue will become a larger portion of our overall revenue. We anticipate that this strategy will continue to lead to more recurring and predictable overall revenue. In addition, given the lower administrative and sales costs associated with this revenue, we anticipate that this will increase our margins, especially as transaction volume with a given customer increases.

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

We license our solutions primarily to large regional healthcare insurance companies. As of March 31, 2007, our customers included approximately 55 regional and national managed care organizations, including the largest organizations in more than 27 regional markets. Our revenue has increased at a compound annual growth rate of 28.1% since 2002, to $44.2 million for the year ended December 31, 2006. Our overall increase in revenue is attributable to increased emphasis by our customers on active management of their total insured population and the expansion of our solutions to meet their evolving needs.

Recent Events

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

Our customers pay an annual maintenance and support fee equal to approximately 22% of the Advanced Medical Management license fee, which entitles our customers to unspecified software updates and upgrades and basic product support. For clinical content, our customers pay an additional 13% (for a total of 35%) of the license fee for maintenance and support. We recognize maintenance and support fees ratably over the term of the maintenance and support agreement.

Our customers pay transaction fees for member eligibility verification, for clinical adjudication of treatment requests and for access to on-demand member health information, including Patient Clinical Summaries. We recognize transaction fees at the time of the transaction.

Term Licenses

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

Historically, we derived most of our revenue from our Advanced Medical Management module, for which our customers purchase five-year term licenses and which we recognize as revenue at the time we enter into the contract. In 1999, we began licensing modules that provide transaction or annual recurring revenue that are recorded ratably over the contract term. In 2005, we began to deliver a Patient Clinical Summary, and continue to do so today for eight managed care organizations. We intend to emphasize modules with transaction oriented and annual recurring revenue, as these streams provide us with greater revenue visibility and higher gross margins and operating margins. We have developed a scalable network infrastructure to deliver a high volume of transactions (such as authorizations, referrals and Patient Clinical Summaries) to providers and patients. An increase in transaction volume will require some additional technology infrastructure, but we believe the cost of network expansion will be substantially lower than the increase in revenue. In addition, we expect some investment initially in sales and marketing to educate and assist in the initial deployment of transaction-based modules, but less, as a percentage of revenue, than the increase in revenue.

Prior to 2003, we licensed our software modules separately to payer organizations. Beginning in 2003, we began marketing and licensing our modules as an integrated solution, providing the payer an ability to license the entire Collaborative Care Management suite, or certain components initially, based upon the payer’s business needs at that time. We believe there are at least 350 additional managed care organizations in the United States, plus a substantial number of self-insured companies and Medicare and Medicaid organizations that could benefit from licensing and deploying our entire Collaborative Care Management suite, or selected modules. We license our solutions to new customers through our direct sales force, and our marketing initiatives generally have included conferences, trade shows, healthcare industry events and direct mail campaigns. We will continue to invest in additional sales personnel and marketing programs to increase awareness of our integrated solution, but not at the same rate of our revenue growth.

Through our customer sales operation, we have expanded our penetration within our customer base by including more members and by increasing the number of modules licensed by our customers. We intend to develop additional cross-selling programs to aid our customer relationship staff to continue to increase the number of modules utilized by our customers in the provision of care to their membership. The largest cross-selling opportunity is based on the adoption of the Patient Clinical Summary transactions, which benefit the payer, patient and provider. This adoption will require some investment in marketing, but we expect it to be less than the direct sales costs associated with the sales of our historical software solutions.

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

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 2 to our unaudited consolidated financial statements for the three month period ending March 31, 2007 as set forth herein.

Significant Customer Contracts

Two of our customers, Health Care Service Corporation, or HCSC, and Horizon Blue Cross Blue Shield, or Horizon, accounted for 24% and 10%, respectively, of our revenue for the three months ended March 31, 2007. HCSC accounted for 31% of our revenue for the three months ended March 31, 2006. Each of these contracts contains a term license component, an annual subscription and maintenance fee component. As is the case generally with all of our term license arrangements, a significant amount of the revenue of the contract is recognized in the initial year of the contract, with the remaining year revenue composed predominantly of annual subscription and maintenance fees and services relating primarily to implementation. As a result, while these two contracts represent a material portion of our revenue for the three months ended March 31, 2007, we can not determine at this time whether these contracts will represent a material portion of our revenue in the future.

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

The implementation for the project began in late 2005 and continued through the first quarter of 2007. As a result, the revenue in connection with the implementation of the project combined with the recognition of annual license and support payments resulted in the HCSC Agreement accounting for a significant portion of our revenue for the three months ended March 31, 2007 and 2006. Given that services are provided on an as requested basis, we cannot determine at this time whether the HCSC Agreement will account for a material portion of our revenue in the future.

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

The Horizon Agreement accounted for less than 10% of our revenue for the three months ended March 31, 2006. The Horizon Agreement accounted for a significant portion of our revenue for the three months ended March 31, 2007 as a result of the fees from maintenance and support contracts and discrete professional services contracts that were recognized in that period. Given that services are provided on an as requested basis, we cannot determine at this time whether the Horizon Agreement will account for a material portion of our revenue in the future.

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

The following table sets forth key components of our results of operations for the periods indicated as a percentage of total revenue:

	Three Months Ended
	March 31,
	2007	2006

Revenue
Subscription, maintenance and transaction fees	58%	60%
Term licenses	16	5
Professional services	26	35
Total revenue	100	100

Cost of revenue
Subscription, maintenance and transaction fees	24	20
Term licenses	6	2
Professional services	15	18
Total cost of revenue	45	40

Gross margin	55	60

Operating expenses
Sales and marketing	23	25
Research and development	18	18
General and administrative	40	28
Total operating expenses	81	71

Loss from operations	(26)	(11)
Gain on change in fair value of redeemable convertible preferred stock conversion options	—	3
Interest income (expense), net	1	(1)

Loss before benefit for income taxes	(25)	(9)
Benefit for income taxes	—	5
Net loss	(25)	(4)

Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(8)
Loss available to common shareholders	(25)%	(12)%

Revenue

Consolidated revenue increased $1.0 million, or 11% percent, to $9.8 million for the three months ended March 31, 2007 compared to $8.8 million for the three months ended March 31, 2006. The increase is attributable to an increase in subscription, maintenance and transaction revenue and in term licenses partially offset by a decline in professional services revenue.

Revenue by source is as follows:

	Three Months Ended
	March 31,				Change
	2007		2006		$	%

Subscription, maintenance and transaction fees	$5,711	58%	$5,308	60%	$403	8%
Term licenses	1,567	16%	415	5%	1,152	278%
Professional services	2,539	26%	3,103	35%	(564)	-18%
Total revenue	$9,817	100%	$8,826	100%	$991	11%

For the three months ended March 31, 2007, we entered into a total of six contracts compared to six contracts for the three months ended March 31, 2006. The six contracts executed during the three months ending March 31, 2007 were with existing customers that have already implemented our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement. During the three months ended March 31, 2006, we entered into a total of six contracts, all of which were with existing customers who had already licensed our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement.

The increase in subscription, maintenance and transaction fees revenue for the three months ended March 31, 2007 is due to increased maintenance and support revenue attributable to contracts that closed after March 31, 2006.

The increase in term licenses for the three months ended March 31, 2007 was attributable to an overall increase in the size of the contracts that closed during the three months ending March 31, 2007 as compared to the same period in 2006.

The decline in professional services revenue for the three months ended March 31, 2007 was due to deals not closing in the fourth quarter of 2006 that would have resulted in implementation revenues in the first quarter on 2007. Additionally, during the comparable 2006 period, there was implementation revenue from the initial ramp-up of the Health Care Service Corporation, or HCSC, contract which concluded later that year.

Cost of Revenue

Cost of revenue increased 25% to $4.4 million for the three months ended March 31, 2007 from $3.6 million for the three ended March 31, 2006.

Cost of revenue by revenue source is as follows:

	Three Months Ended
	March 31,				Change
	2007		2006		$	%

Subscription, maintenance and transaction fees	$2,365	41%	$1,722	32%	$643	37%
Term licenses	601	38%	212	51%	389	183%
Professional services	1,478	58%	1,621	52%	(143)	-9%
Total cost of revenue	$4,444	45%	$3,555	40%	$889	25%

The increase in the cost of subscription, maintenance and transaction fees is primarily due to an increase in personnel and personnel related costs of $0.4 million resulting from personnel additions in our customer support and ASP and hosting operations in order to support an increase in our customer base, as well as personnel increases related to the creation of our Center for Collaborative Health to focus on provider adoption of the Patient Clinical Summary.

The increase in cost of term licenses is principally due to an increase in the amortization of capitalized software costs of $0.2 million due to the amortization of products and enhancements developed in 2005 and 2006 which were made available to our customers after March 31, 2006 as well as an increase of $0.2 million for third party software costs as a result of the increase in third party software contracts during the three months ending March 31, 2007 as compared the same period in 2006.

The decrease in the cost of professional services of is primarily due to decreased use of consultants of $0.1 million due to lower professional services revenue during the three months ending March 31, 2007 as compared to the same period in 2006.

Gross Margin

Gross margin in dollars increased 2% to $5.4 million for the three months ended March 31, 2007 from $5.3 million for the three months ended March 31, 2006. As a percentage of revenue, gross margin decreased to 55% for the three months ended March 31, 2007 from 60% for the three months ended March 31, 2006.

Gross margin by revenue source is as follows:

	Three Months Ended
	March 31,				Change
	2007		2006		$	%

Subscription, maintenance and transaction fees	$3,346	59%	$3,586	68%	$(240)	-7%
Term licenses	966	62%	203	49%	763	376%
Professional services	1,061	42%	1,482	48%	(421)	-28%
Total gross margin	$5,373	55%	$5,271	60%	$102	2%

The decrease in gross margin from subscription, maintenance and transaction fee revenue is due to personnel increases in our solution support operations, our solutions hosting and ASP operations, both of which were designed to support an increase in customer base. The decrease in gross margin from subscription, maintenance and transaction fee as a percentage from subscription, maintenance and transaction fee was the result of higher personnel costs as a result of anticipated growth in revenue derived from subscription, maintenance and transaction contracts.

The increase in gross margin from term licenses is due to higher average contractual values of contracts executed during the three months ending March 31, 2007 as compared to contracts executed in the same period for 2006. The increase in gross margin from term licenses as a percentage of term license fee revenue for the three months ended March 31, 2007 from the three months ended March 31, 2006 is attributable to higher term licenses from contracts closed during the three months ending March 31, 2007 as compared to the same period in 2006, for which a significant portion of the costs relate to the straight line amortization of capitalized software costs which are incurred at the same rate regardless of revenue in the period.

The decrease in gross margin from professional services revenue is due to the lower volume of professional services revenue. The costs related to professional services revenue are relatively fixed in nature as they primarily consist of salaries and benefits paid to full-time employees in our Client Operations department. Current levels of service resources were maintained for the expected one quarter decline in services revenue for the three months ended March 31, 2007.

Sales and Marketing

	Three Months Ended
	March 31,		Change
	2007	2006	$	%

Sales and marketing	$2,241	$2,205	$36	2%
As a percentage of revenue	23%	25%

Sales and marketing expenses remained relatively flat during the three months ending March 31, 2007 were comparable to the same period in 2006. Sales and marketing expense decreased as a percentage of revenue due to the increased level of revenue.

Research and Development

	Three Months Ended
	March 31,		Change
	2007	2006	$	%

Research and development	$1,728	$1,561	$167	11%
As a percentage of revenue	18%	18%

The increase in research and development expenses reflects increased personnel and personnel-related costs of $0.7 million partially offset by a decrease in independent contractor costs of $0.1 million. The increased costs relate to planned product development designed to expand the capabilities of core products and to prepare for the next phase of delivering richer Patient Clinical Summaries. For the three months ended March 31, 2007, we capitalized $0.9 million of software development costs, an increase of 200% from $0.4 million capitalized in the comparable period in 2006. With the $0.5 million increase in capitalized costs, the net increase in research and development expenses in the 2007 period compared to the 2006 period was $0.2 million.

Total research and development expenditures increased 37% to $2.6 million (including capitalized software development costs of $0.9 million) for the three months ended March 31, 2007 from $1.9 million (including capitalized software development costs of $0.4 million) for the three months ended March 31, 2006.

As a percentage of revenue, research and development expenses remained constant.

General and Administrative

	Three Months Ended
	March 31,		Change
	2007	2006	$	%

General and administrative	$3,949	$2,475	$1,474	60%
As a percentage of revenue	40%	28%

General and administrative expenses increased due to an increase of $0.1 million in personnel and personnel related costs within the corporate operations, increased depreciation expense of $0.2 million, an increase in professional and consultant fees of $0.5 million, an increase in insurance costs of $0.1 million and a $0.3 million increase in facility costs resulting from the additional space leased during the three months ending March 31, 2007 as compared to same period in 2006. The increases in personnel costs, professional and consultant fees and insurance are primarily associated with the additional requirements of being a public company. The increase in depreciation expense is related to the additional leasehold improvements, office furniture and equipment associated with the additional leased office space. In addition, stock compensation expense under SFAS No. 123R increased by $0.1 million during the three months ending March 31, 2007 compared to the same period in 2006. General and administrative expenses increased as a percentage of revenue for the same reasons.

Gain on Change in Fair Value of Previously Outstanding Redeemable Convertible Preferred Stock Conversion Options

The gain on change in fair value of our previously outstanding conversion options was $0.3 million for the three months ended March 31, 2006. All of the outstanding redeemable convertible preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock.

Interest Income (Expense), Net

We recorded interest income, net, of $44,000 for the three months ended March 31, 2007 compared to interest expense, net, of $60,000 for the three months ended March 31, 2006. This is attributable to earnings on increased average balances of cash, cash equivalents and short-term investments generated from the initial public offering of the Company’s common stock completed on December 18, 2006.

Benefit for Income Taxes

We recorded no income tax provision for the three months ended March 31, 2007 as compared to a benefit of $0.4 million for the three months ended March 31, 2006. The change resulted from management’s evaluation of our positive and negative evidence bearing upon the ability to realize our deferred tax assets. Management’s assessment at March 31, 2007 was that the weight of the negative evidence outweighed the positive evidence that any portion of the deferred tax assets would be realized, and accordingly, the valuation allowance was increased, to offset the increase in the deferred tax assets relating to the operating loss for the three months ended March 31, 2007.

Net Loss

We recorded a net loss of $2.5 million for the three months ended March 31, 2007 compared to a net loss of $0.3 million for the three months ended March 31, 2006. Gross margin increased by $0.1 million but declined as a percentage of revenue to 55% for the three months ended March 31, 2007 from 60% for the comparable period in 2006. This decline combined with increases in expenses for the three months ended March 31, 2007 of $1.7 million over the comparable period in 2006 resulted in a $2.5 million loss from operations for the three months ended March 31, 2007 compared to a $1.0 million loss from operations for the three months ended March 31, 2006. Interest income, net of $44,000 for the three months ended March 31, 2007 compared to interest expense, net of $60,000 for the three months ended March 31, 2006 combined with no provision or benefit for income taxes for the three months ended March 31, 2007 compared to an income tax benefit for the three months ended March 31, 2006, resulted in a net loss of $2.5 million for the three months ended March 31, 2007 compared to a net loss of $0.3 million the three months ended March 31, 2006.

Accretion of Previously Outstanding Convertible Preferred Shares and Redeemable Preferred Shares

The accretion of our previously outstanding convertible and redeemable convertible preferred shares for the three months ended March 31, 2006 was $0.7 million. Under accounting rules, this accretion of value to the preferred stock reduces the net income available to common shareholders. All of the outstanding convertible and redeemable convertible preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock.

Loss Available to Common Shareholders

For the reasons described above, the loss available to common shareholders was $2.5 million for the three months ended March 31, 2007 compared to a loss available to common shareholders of $1.0 million for the three months ended March 31, 2006. This resulted from a net loss of $2.5 million for the three months ended March 31, 2007 compared to a net loss of $0.3 million for the three months ended March 31, 2006 and from the $0.7 million in the accretion to the preferred shares which reduced net income available to common shareholders for the three months ended March 31, 2006. All of the outstanding convertible and redeemable convertible preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock.

Liquidity and Capital Resources

Since our inception and until our initial public offering which closed on December 18, 2006, we financed our operations primarily through internally generated cash flows, borrowings from banks and the issuance of preferred stock. On December 18, 2006, we raised approximately $26.4 million, net of fees and expenses, through the closing of our initial public offering. As of March 31, 2007 and December 31, 2006, we had cash of $14.9 million and $17.4 million, respectively, and receivables of $8.7 million and $10.0 million, respectively. As of March 31, 2007 and December 31, 2006, we had no borrowings under our bank working capital facility. As of March 31, 2007 and December 31, 2006, we had $3.9 million and $4.4 million, respectively, in total capital equipment financing, primarily capital leases, outstanding. As of March 31, 2007 and December 31, 2006, we had $0.2 million and $0.3 million, respectively, of insurance premium financing outstanding.

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

We have a working capital facility with Silicon Valley Bank that is collateralized by all our assets. Our borrowings under this facility can be no more than the lesser of $8.0 million or 80% of eligible receivables, as such term is defined in the bank agreement, minus the total amounts then undrawn on all outstanding letters of credit, or any other accommodations issued or incurred by Silicon Valley Bank for our benefit. The working capital facility terminates on September 29, 2007. As of March 31, 2007, we had no borrowings outstanding under the working capital facility and have remaining availability of $2.6 million. We also have a $1.0 million equipment line of credit with Silicon Valley Bank that is collateralized by our assets. As of March 31, 2007, we have approximately $0.1 million outstanding under this equipment line. Additional borrowings under this facility will convert to a 30-month term note as of the first day of the subsequent calendar quarter.

As of December 31, 2006, we were out of compliance with one of the financial covenants under the revolving line of credit agreement with Silicon Valley Bank requiring us to maintain a minimum amount of net income for the quarter ended December 31, 2006. On March 26, 2007, we executed an amendment and waiver to the underlying loan and security agreement to (i) waive the existing default; (ii) increase the amount to be borrowed under the equipment line of credit to $1.75 million; (iii) extend the equipment line maturity date to the earlier of the date 30 months after the calendar quarter subsequent to each equipment advance but no later than December 1, 2009; and (iv) replace the financial covenants requiring us to maintain a minimum amount of  liquidity and net income that were set forth under the underlying loan security agreement with financial covenants requiring us to maintain a minimum ratio of liquidity and a minimum amount of tangible net worth. As of March 31, 2007, the Company is in compliance with the financial covenants set forth under the loan and security agreement, as amended, with Silicon Valley Bank.

Operating Activities

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2007 compared to net cash provided by operating activities of $2.9 million for the three months ended March 31, 2006. Net cash used in operating activities for the three months ended March 31, 2007 consisted of a net loss of $2.5 million, partially offset by non-cash depreciation and amortization of $1.0 million, non-cash stock compensation expense of $0.2 million, and a decrease in accounts receivable of $1.3 million primarily attributable to the billing and collection during the three months ended March 31, 2007 of unbilled receivables as of December 31, 2006. Other changes in working capital, primarily a reduction in current liabilities, used an additional $1.0 million in cash.

Net cash provided by operating activities for the three months ended March 31, 2006 consisted of a net loss of $0.3 million, offset by non-cash depreciation and amortization of $0.4 million, an increase in deferred revenue of $1.6 million and a decrease in accounts receivable of $3.4 million primarily associated with the collection of fees associated with the HCSC contract closed in 2005.  Other changes in working capital, primarily an increase in prepaid commissions and prepaid software maintenance, used an additional $1.5 million in cash. Deferred revenue increased $1.6 million to $11.2 million at March 31, 2006 from $9.6 million at December 31, 2005. Deferred revenue consists of (i) annual maintenance and subscription fees for the software solutions that are paid in advance and recorded over the service period, and (ii) advance billings for professional services projects that are recorded using the proportional performance method based upon labor hours expended compared to estimated labor hours to complete the project. The increase was attributable to an increase in advance payments for professional services projects partially offset by the amortization of prepaid annual maintenance and subscription fees.

Investing Activities

Net cash used in investing activities was $1.1 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. The net change in investing activities resulted from a larger investment in product development designed to expand the capabilities of core products and to prepare for the next phase of delivering richer Patient Clinical Summaries. Net cash used in investing activities for the three months ended March 31, 2007 consisted of the capitalization of product development costs of $0.8 million and the purchase of office equipment and computer equipment of $0.3 million. Net cash used in investing activities for the three months ended March 31, 2006 related to development activities to enhance our product offering and the capitalization of the costs associated with those projects of $0.4 million and the purchase of office equipment and computer equipment of $0.1 million.

Financing Activities

Net cash used financing activities was $0.3 million for the three months ended March 31, 2007 compared to net cash used in financing activities of $0.3 million for the three months ended March 31, 2006. Net cash used in financing activities for the three months ended March 31, 2007 consisted of repayments against our capital leases outstanding of $0.5 million and repayments against our equipment line of credit and insurance premium financing of $0.1 million, partially offset by proceeds from the exercise of stock options of $0.3 million. Net cash used in financing activities for the three months ended March 31, 2006 consisted of repayments against our equipment line of credit of $0.1 million and repayments against our capital leases outstanding of $0.2 million.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.    Controls and Procedures

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

As of March 31, 2007, our management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 which could materially affect our business, financial condition or future results of operations.  The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We operate in a market with limited potential clients, derive a significant portion of our revenue from a limited number of customers, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

Our sales to Health Care Service Corporation and Horizon Blue Cross Blue Shield accounted for approximately 24% and 10%, respectively, of our revenue for the three months ended March 31, 2007. Our sales to Health Care Service Corporation and Blue Cross Blue Shield of Massachusetts accounted for approximately 31% and 12%, respectively, of our revenue for the three months ended March 31, 2006. Collectively, our top five customers accounted for approximately 57% and 59% of our revenue for the three months ended March 31, 2007 and 2006, respectively. Although we are seeking to broaden our customer base, we anticipate that a small number of customers will continue to account for a large percentage of our revenue. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

In addition, the number of potential customers in the electronic healthcare information market is limited, and therefore, our total customer base is limited. We believe that there are approximately 300 additional potential customers in our market. As of March 31, 2007, we had contracts with 44 entities that represented approximately 55 regional and national managed care organizations. If we lose one contract, we may lose more than one entity as a customer. Our contracts with our customers are typically five-year agreements. We do, however, enter into contracts with our customers that do not require long-term commitments, such as annual maintenance contracts or contracts for our transactional solutions. If we are not able to attract additional customers, license new solutions to our existing customers or obtain contract renewals from our customers, our revenue could decline.

We have a history of losses and cannot assure you that we will remain profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in four of the last five years, and no net income has been available to common shareholders in four of the last five years. As of March 31, 2007, our shareholders’ equity was $16.4 million which amount takes into consideration our net proceeds from our initial public offering which closed on December 18, 2006. Our future profitability depends on revenue exceeding expenses, but we cannot ensure that this will continue. If it does not continue, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Our failure to license and effectively integrate third-party technologies could adversely affect our ability to sell our solutions and lead to a decline in revenue and the future growth of our business.

For some of the technology that is used in our solutions and in providing our services, we depend upon licenses from third-party vendors. For example, we license a database module that is material to our Advanced Medical Management module from InterSystems Corporation. We must continue licensing these technologies to operate and license our solutions and to service our customers. These technologies might not continue to be available to us on commercially reasonable terms, if at all. Most of these licenses are for a limited duration and can be renewed only by mutual consent, including the InterSystems license the expiration of which was originally December 31, 2006 but has been extended to June 15, 2007 while the parties negotiate its renewal. In addition, most of these licenses, including the InterSystems license, may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay development of new solutions and services or cause us to cease operating one or more solutions or services until equivalent replacement technology can be identified, licensed and integrated. There is no assurance that we would be able to find an equivalent replacement technology, and if we did, the resources required to obtain and implement an equivalent replacement technology could be significant and could harm our business, financial condition and results of operations.

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

We have a significant amount of tax loss carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have not recognized any portion of these future tax deductions in our consolidated balance sheet as of March 31, 2007 and December 31, 2006. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. We cannot assure you that we will have profitable operations in the future that will allow us to realize our deferred tax assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

Our registration statement on Form S-1 (Commission File No. 333-136532) covering the initial public offering of 4,700,000 shares of our common stock, including 1,400,000 sold by certain selling shareholders, was declared effective by the SEC on December 13, 2006. The offering closed on December 18, 2006 and did not terminate before any securities were sold. As of the date of the filing of this report, the offering has terminated and all of the securities registered pursuant to the registration statement have been sold.

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

Through March 31, 2007, we incurred the following expenses in connection with our initial public offering in the following amounts (as approximated, in thousands):

Underwriting discounts and commissions	$2,310
Finders’ fees	—
Expenses paid to or for our underwriters	—
Other expenses	$4,282
Total expenses	$6,592

No expenses related to our initial public offering were incurred after December 31, 2006.

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

Between December 13, 2006 and March 31, 2007, the net proceeds have been used for the following purposes in the following amounts (as approximated, in thousands):

Construction of plant, building and facilities	$—
Purchase and installation of machinery and equipment	$1,140
Purchase of real estate	—
Acquisition of other business	—
Repayment of indebtedness	$1,148
Working capital	$12,431
Temporary investments	—
Other purposes (total) (for which at least $100 has been used)	$9,505
(1) Payment of accrued and unpaid dividends to the former holders of our Series B and Series C preferred stock - $9,500
Total	$24,224

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

Item 5.    Other Information

On May 14, 2007, the Company and InterSystems Corporation agreed to extend the termination date of their license agreement until June 15, 2007 while the parties negotiate the renewal of such agreement.

Item 6.    Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit
Number	Description of Document

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDECISION, INC.

May 14, 2007	By:	/s/ DAVID ST.CLAIR
David St.Clair
Chairman of the Board of Directors and Chief Executive Officer

May 14, 2007	By:	/s/ CARL E. SMITH
Carl E. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002