Form 10-Q
period 2007-06-30
MEDecision, Inc.
filed 2007-08-10
CIK 1367705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐   No ☒

As of August 8, 2007, 15,489,570 shares of the registrant’s common stock, no par value per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

MEDECISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,147	$17,408
Accounts receivable, net of allowance for doubtful accounts of $75 (unaudited) and $52, respectively	8,126	9,975
Prepaid expenses	1,173	1,085
Other current assets	113	116
Total current assets	21,559	28,584

Property and equipment
Computer equipment and software	7,798	7,384
Leasehold improvements	3,375	3,324
Office equipment and furniture	1,908	1,887
	13,081	12,595
Less accumulated depreciation and amortization	(5,382)	(4,116)
Net property and equipment	7,699	8,479

Capitalized software, net of accumulated amortization of $7,460 (unaudited) and $6,909, respectively	5,268	3,857
Other assets	442	460
Total assets	$34,968	$41,380

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligations	$1,719	$1,773
Notes payable	131	388
Accounts payable	2,278	2,554
Accrued payroll and related costs	719	1,111
Other accrued expenses	1,845	1,799
Deferred license and maintenance revenue	6,532	7,482
Deferred professional services revenue	2,873	2,180
Total current liabilities	16,097	17,287

Long-term liabilities
Capital lease obligations	1,670	2,557
Deferred rent	2,421	2,380
Deferred license and maintenance revenue	484	691
Total long-term liabilities	4,575	5,628

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 15,481,453 and 14,886,073 at June 30, 2007 (unaudited) and December 31, 2006, respectively	104,956	104,099
Accumulated deficit	(90,660)	(85,634)
Total stockholders’ equity	14,296	18,465

Total liabilities and stockholders’ equity	$34,968	$41,380

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue
Subscription, maintenance and transaction fees	$6,053	$5,501	$11,764	$10,809
Term licenses	299	3,509	1,866	3,924
Professional services	3,372	3,676	5,911	6,779
Total revenue	9,724	12,686	19,541	21,512

Cost of revenue
Subscription, maintenance and transaction fees	2,408	1,879	4,773	3,601
Term licenses	440	473	1,041	685
Professional services	1,627	1,473	3,105	3,094
Total cost of revenue	4,475	3,825	8,919	7,380

Gross margin	5,249	8,861	10,622	14,132

Operating expenses
Sales and marketing	2,232	2,614	4,473	4,819
Research and development	1,561	2,149	3,289	3,710
General and administrative	3,988	3,167	7,937	5,642
Total operating expenses	7,781	7,930	15,699	14,171

(Loss) income from operations	(2,532)	931	(5,077)	(39)
Gain on change in fair value of redeemable convertible preferred stock conversion options	—	281	—	566
Interest income (expense), net	7	(80)	51	(140)

(Loss) income before income taxes	(2,525)	1,132	(5,026)	387
(Provision) benefit for income taxes	—	(343)	—	73
Net (loss) income	$(2,525)	$789	$(5,026)	$460

Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(684)	—	(1,368)
(Loss) income available to common shareholders	$(2,525)	$105	$(5,026)	$(908)

(Loss) income per share available to common shareholders, basic	$(0.16)	$0.03	$(0.33)	$(0.28)

(Loss) income per share available to common shareholders, diluted	$(0.16)	$0.03	$(0.33)	$(0.28)

Weighted average shares used to compute (loss) income available to common shareholders per common share, basic	15,344,853	3,276,479	15,264,375	3,275,669

Weighted average shares used to compute (loss) income available to common shareholders per common share, diluted	15,344,853	3,475,777	15,264,375	3,275,669

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities
Net (loss) income	$(5,026)	$460
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,329	1,040
Amortization of capitalized software	551	251
Amortization of deferred financing cost	50	10
Gain on change in fair value of redeemable convertible preferred stock conversion options	—	(566)
Stock-based compensation expense	523	257
Provision for (recovery of) doubtful accounts	23	(27)
Loss on disposal of asset	15	—
Deferred income tax benefit	—	(73)
Decrease (increase) in assets:
Accounts receivable	1,826	1,814
Prepaid expenses and other assets	(117)	(1,584)
Increase (decrease) in liabilities:
Accounts payable	(276)	1,886
Accrued payroll and related costs	(392)	(329)
Other accrued expenses	87	(393)
Deferred revenue	(464)	(1,525)
Net cash (used in) provided by operating activities	(1,871)	1,221

Cash flows from investing activities
Capitalized software	(1,962)	(752)
Purchase of property and equipment	(477)	(390)
Net cash used in investing activities	(2,439)	(1,142)

Cash flows from financing activities
Proceeds from exercise of common stock options	334	—
Repayment of capital lease obligations	(1,028)	(602)
Repayment of insurance note payable	(207)	—
Repayment of equipment note payable	(50)	(50)
Net cash used in financing activities	(951)	(652)

Net decrease in cash and cash equivalents	(5,261)	(573)
Cash and cash equivalents, beginning of period	17,408	2,447
Cash and cash equivalents, end of period	$12,147	$1,874

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$245	$130

Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital leases	$87	$1,035

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(1)            Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include all normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

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

(3)            Stock-Based Compensation

The Company accounts for share based payments in accordance with SFAS No. 123R, Share Based Payment.  Effective January 1, 2006, the Company adopted the calculated value recognition provisions of SFAS No. 123R utilizing the prospective-transition method, as permitted by SFAS No. 123R.

In October 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan, which became effective upon the Company’s initial public offering. The 2006 Plan provides for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards. Employees, directors, consultants, and other individuals who provide services to the Company are eligible to be granted awards under the 2006 Plan; however, only employees are eligible to be granted incentive stock options, and not beyond 10 years from the adoption of the 2006 Plan. The exercise price of any incentive stock option granted under the plan will not be less than 100%

of the fair market value of the common stock on the date of grant (110% for incentive stock options issued to a more than 10% shareholder). No incentive stock option award may be awarded in an amount that would vest more than $100 of fair value in any calendar year. The maximum term of any incentive stock award is 10 years from the grant date (5 years for more than 10% shareholder). The board of directors may determine the vesting period for each award under the 2006 Plan.

During the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively, ten-year options to purchase 277,500, 353,375, 377,150 and 382,125 shares of common stock, at a weighted average exercise price of $5.33, $22.00, $5.74, and $20.54, were granted to employees. For the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense of $311 ($0.02 per share), $149($0.04 per share), $523 ($0.03 per share) and $257 ($0.08 per share), respectively, of which $99, $99, $197 and $197, respectively, pertained to the intrinsic value of options issued below fair market value in 2005 and 2004.

The Company used a Black-Scholes model to determine the fair value of options issued in 2006 and 2007. The weighted average calculated value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average fair value at date of grant for options granted during the period	$3.64	$2.68	$3.93	$4.52
Weighted average risk-free interest rates	4.6%	5.1%	4.7%	4.1%
Weighted average expected life of option (in years)	6.6	7.8	6.5	7.3
Expected stock price volatility	69.7%	84.4%	70.7%	85.6%
Expected dividend yield	—	—	—	—

The Company determined its volatility factor through an analysis of peer companies in terms of market capitalization and total assets. The Company cannot compute expected volatility of its stock due to its lack of historical stock prices. The Company uses historical data to estimate option exercise and employee termination within the valuation model. Separate groups of employees and non-employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company calculated the expected term by analyzing for each group cumulative share exercise and expiration data and post-vesting employment termination behavior as of the grant date. The weighted average life as of each grant date was then calculated and used in determining the fair value at each grant date. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is zero based on the Company’s historical experience. For the three months and six months ended June 30, 2006, the fair value of the common stock at the date of grant was based on an independent appraisal of the common stock’s value at January 1, 2006.

As of June 30, 2007, there was $2,115 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans, which will be recognized over the weighted average period of 2.4 years. At June 30, 2007, there were 1,404,549 shares available for grant under the 2006 Plan.

Stock option activity for the six months ended June 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balance at December 31, 2006	2,937,082	$4.27
Granted	377,150	5.74
Exercised	(453,656)	0.80
Canceled	(281,699)	5.25
Balance at June 30, 2007	2,578,877	$4.98	6.64	$7,980

Exercisable at June 30, 2007	1,530,777	$1.94	5.64	$6,092

The total intrinsic value of options exercised during the three months and six months ended June 30, 2007 was $434 and $2,359, respectively. During the three months and six months ended June 30, 2007, the Company received $74 and $334, respectively, in cash payments related to option exercises.

(4)            Earnings Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average numbers of shares outstanding. The Company had a net loss available to common shareholders for the three months ended June 30, 2007 and for the six months ended June 30, 2007 and 2006.  As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at those dates were not included in the computation of diluted earnings per share for the periods then ended as they were antidilutive. The Company has reflected on a retroactive basis the effect on historical basic and diluted earnings per share of the 1-for-2 reverse stock split of its common stock effective as of December 13, 2006.

Net (loss) income per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator:
(Loss) income available to common shareholders	$(2,525)	$105	$(5,026)	$(908)
Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(684)	—	(1,368)
Net (loss) income	$(2,525)	$789	$(5,026)	$460
Denominator:
Weighted average shares used to compute (loss) income available to common shareholders per common share, basic	15,344,853	3,276,479	15,264,375	3,275,669
Incremental shares required for diluted earnings per share:
As if converted effect of assumed conversion of warrants	—	199,298	—	—
Weighted average shares used to compute (loss) income available to common shareholders per common share, diluted	15,344,853	3,475,777	15,264,375	3,275,669
(Loss) income per share available to common shareholders, basic	$(0.16)	$0.03	$(0.33)	$(0.28)
(Loss) income per share available to common shareholders, diluted	$(0.16)	$0.03	$(0.33)	$(0.28)

For the three months ended June 30, 2007 and for the six months ended June 30, 2007 and 2006, weighted average shares of common stock issuable in connection with stock options and warrants of 737,238, 659,838 and 2,152,542 shares, respectively, were not included in the diluted earnings per share calculation because doing so would have been antidilutive.

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

We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of January 1, 2007, we had $15,700 of unrecognized tax benefits which, if recognized, would favorably impact our effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations within the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. As of June 30, 2007, we have no accrued interest or penalties related to uncertain tax positions. Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

(6)            Leases

The Company is obligated under capital leases covering office furniture and computer hardware and software that expire at various dates through August 2011. At June 30, 2007 and December 31, 2006, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

	June 30,	December 31,
	2007	2006

Computer equipment and software	$5,046	$5,570
Leasehold improvements	15	15
Office equipment and furniture	1,743	1,797
	6,804	7,382
Less: accumulated amortization	(3,279)	(3,110)
	$3,525	$4,272

Amortization of assets held under capital leases is included with depreciation and amortization expense in the accompanying statements of operations.

The Company leases office space, equipment and a vehicle under various cancelable and noncancelable operating lease agreements that expire on various dates through August 2016. The Company’s operating lease for office space allows the Company to terminate the lease after seven years, provided 12 months’ written notice is provided. Upon such termination, the Company must pay a penalty of $1,800, reduced by $30 each month subsequent to the 84th month of the lease. Rental expense for operating leases was approximately $541, $313, $1,097 and $580 for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively.

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of June 30, 2007 are:

Year ending December 31,	Capital Leases	Operating Leases

2007 (July 1 through December 31)	$1,046	$983
2008	1,798	1,883
2009	717	1,900
2010	216	1,931
2011	69	1,999
Thereafter through 2016	9	10,258
Total minimum lease payments	3,855	$18,954
Less: amount representing interest (at rates ranging from 2.0% to 18.9%)	(466)
Present value of net minimum capital lease payments	3,389
Less: current installments of obligations under capital leases	1,719
Obligations under capital leases, excluding current installments	$1,670

(7)            Warrants

In connection with various financing activities, the Company issued warrants to purchase common stock. Warrant activity for the six months ended June 30, 2007 is as follows:

Balance at December 31, 2006	409,558
Granted	—
Exercised	(259,558)
Expired	(100,000)
Balance at June 30, 2007	50,000

As of June 30, 2007, warrants to purchase the Company’s common stock were outstanding as follows:

		Exercise	Expiration
Date Issued	Warrants	Price	Date
June 1, 1999	50,000	$4.00	May 31, 2009

(8)            Industry and Geographic Segment Information

The Company operates in one segment and derives all of its revenue from the healthcare industry in the three and six month periods ended June 30, 2007 and 2006. All of the Company’s revenue in those periods was derived from United States customers and all of its assets during these periods were in the United States.

(9)            Commitments and Contingencies

The Company’s contracts with its customers provide that customers are responsible for payment of sales and use taxes on the Company’s licensing and maintenance fees, and where applicable, professional services. Prior to 2006, the Company did not collect sales taxes. During the year ended December 31, 2006, the Company began to collect sales taxes from its customers and remit them to taxing authorities. In the event that a customer has not paid use tax where and when due, or is otherwise unable to pay, the Company may have a contingent liability for unpaid taxes, interest and penalties. The Company is currently undergoing a sales and use tax audit that includes a review of the purchase of goods and services for the three years ended December 31, 2006 to determine if any additional use taxes are due. A liability of $293 and $229 has been accrued at June 30, 2007 and December 31, 2006, respectively, against these contingencies.

The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company’s financial position or operating results.

(10)  Concentration of Credit Risk

Sales to two customers for the three months ended June 30, 2007 were 42% and sales to two customers for the three months ended June 30, 2006 were 53%. Sales to two customers for the six months ended June 30, 2007 were 38% and sales to two customers for the six months ended June 30, 2006 were 49%. Trade receivables related to three customers were 38% of total net accounts receivable as of June 30, 2007. Trade receivables related to two customers were 46% of total net accounts receivable as of December 31, 2006.

(11)  Subsequent Events

As of June 30, 2007, the Company was not in compliance with the minimum tangible net worth covenant set forth under the loan and security agreement, as amended, with Silicon Valley Bank. On July 23, 2007, the Company received a waiver of the existing default from the bank. The Company is under negotiations with Silicon Valley Bank to amend the financial covenants under the current loan and security agreement.

On April 26, 2007, the Board of Directors of the Company and its Compensation Committee approved an amendment of the terms of options granted in April and July 2006 to purchase 453,625 shares of the Company’s common stock (the “2006 Options”) to decrease the exercise price from $22 per share to $10 per share, the offering price of the common stock in the Company’s December 2006 initial public offering.  As disclosed by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007, in order to rectify any possible Nasdaq listing violation resulting from the lack of shareholder approval for the Amendment, the Company reinstated the exercise price of the outstanding 2006 Options to $22 per share (the “Reinstatement”) and granted to the same employees who received the outstanding 2006 Options, options to purchase a similar number of shares of the Company’s common stock under the Company’s 2006 Equity Incentive Plan with an exercise price of $10 per share.  On July 23, 2007, the Company received a Nasdaq Staff Deficiency Letter indicating that the Amendment failed to comply with the shareholder approval requirement for continued listing set forth in Marketplace Rule 4350(i)(1)(A) and that the Reinstatement was sufficient to bring the Company into compliance with the rule, thus concluding Nasdaq’s review of the matter.

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

We operate in a relatively small market, where we have 57 of approximately 350 potential customers. This presents our management with the challenge of expanding our revenue within a limited potential customer base, and the attendant risk of our inability to grow revenue if we are unable to do so. Our strategy is to develop new customers, sell additional solutions to existing customers, and introduce new products such as MEDeWeaver and MEDePathway. However, not every potential customer is in the market for software at all times. Because of the cost, time and effort involved in implementing a software solution like the products we sell, once a potential customer chooses a solution from a competitor over MEDecision’s Collaborative Care Management solutions, they may not be in the market to buy a complete software solution for a number of years. There may be, however, opportunities to provide them with specific modules from our Collaborative Care Management suite to address particular needs they may have.

In the past, our non-recurring revenue, which primarily consists of term license fees for our software products and professional service fees associated with implementation of these software products, has constituted a significant portion of our revenue. This non-recurring revenue is generally dependent upon the closure of new contracts, thereby decreasing the predictability of our revenue. As a result of these risks and challenges, we will continue to focus on the growth of our business, expanding existing customer relationships, developing innovative new solutions, expanding our customer base within our market and continuing to build recurring and predictable revenue through new products like our Patient Clinical Summary. During the second quarter of 2007, we enacted a program to control the growth in total expenses designed to return us to a positive cash flow position and profitability. We anticipate that our cash flow from operations, combined with our working capital facility, will be sufficient to fund our organic growth.

Prior to 2006, we experienced our fastest growth in term licenses and professional services revenue, thereby increasing those items as a percentage of our revenue. Consequently, we realized a decreasing percentage of subscription, maintenance and transaction fee revenue even though that revenue grew as well. For the three and six months ended June 30, 2007, subscription, maintenance and transaction fee revenue increased as a percentage of total revenue due to increased sales of our Data Gathering and Analytics and Collaborative Data Exchange modules and to the timing of recognition of term license revenue associated with the contracts closed in the three months ended June 30, 2007. In the future, we anticipate the market will have an increased focus on Electronic Health Records and what we refer to as our Patient Clinical Summary. For these solutions, our customers pay an annual subscription fee and pay a transaction fee each time they utilize the solution. In addition, once adopted by a customer, there are less sales and administrative efforts required to increase the transaction volume with a customer as compared to the efforts required to sell a new term license for one of our other solutions. We anticipate that at some point in the future, the growth of this portion of our business will outpace our traditional software licenses and, as a result, subscription and transaction revenue will become a larger portion of our overall revenue. We anticipate that this strategy will continue to lead to more recurring and predictable overall revenue. In addition, given the lower administrative and sales costs associated with this revenue, we anticipate that this will increase our margins, especially as transaction volume with any given customer increases.

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

We license our solutions primarily to large regional healthcare insurance companies. As of June 30, 2007, our customers included approximately 57 regional and national managed care organizations, including the largest organizations in more than 28 regional markets. Our revenue has increased at a compound annual growth rate of 28.1% since 2002, to $44.2 million for the year ended December 31, 2006. Our overall increase in revenue is attributable to increased emphasis by our customers on active management of their total insured population and the expansion of our solutions to meet their evolving needs.

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

Term Licenses

Our customers pay a term license fee to utilize our Advanced Medical Management and Clinical Rules and Processes modules, typically for five years. We recognize revenue for term license fees upon delivery of the software assuming all other revenue recognition criteria have been met.

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

Historically, we derived most of our revenue from our Advanced Medical Management module, for which our customers purchase five-year term licenses and which we recognize as revenue at the time we enter into the contract. In 1999, we began licensing modules that provide transaction or annual recurring revenue that are recorded ratably over the contract term. In 2005, we began to deliver a Patient Clinical Summary, and continue to do so today for 13 managed care organizations. We intend to emphasize modules with transaction oriented and annual recurring revenue, as these streams provide us with greater revenue visibility and higher gross margins and operating margins. We have developed a scalable network infrastructure to deliver a high volume of transactions (such as authorizations, referrals and Patient Clinical Summaries) to providers and patients. An increase in transaction volume will require some additional technology infrastructure, but we believe the cost of network expansion will be substantially lower than the increase in revenue. In addition, we expect some investment initially in sales and marketing to educate and assist in the initial deployment of transaction-based modules, but less, as a percentage of revenue, than the increase in revenue.

Prior to 2003, we licensed our software modules separately to payer organizations. Beginning in 2003, we began marketing and licensing our modules as an integrated solution, providing the payer an ability to license the entire Collaborative Care Management suite, or certain components initially, based upon the payer’s business needs at that time. We believe there are at least 300 additional managed care organizations in the United States, plus a substantial number of self-insured companies and Medicare and Medicaid organizations that could benefit from licensing and deploying our entire Collaborative Care Management suite, or selected modules. We license our solutions to new customers through our direct sales force, and our marketing initiatives generally have included conferences, trade shows, healthcare industry events and direct mail campaigns. We will continue to invest in additional sales personnel and marketing programs to increase awareness of our integrated solution, but not at the same rate of our revenue growth.

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

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 2 to our unaudited consolidated financial statements for the three and six month periods ending June 30, 2007 as set forth herein.

Significant Customer Contracts

Two of our customers, Health Care Service Corporation, or HCSC, and Horizon Blue Cross Blue Shield, or Horizon, accounted for 32% and 10%, respectively, of our revenue for the three months ended June 30, 2007. For the six months ended June 30, 2007, HCSC and Horizon accounted for 28% and 10% of our revenue, respectively. HCSC and Horizon accounted for 24% and 29% of our revenue for the three months ended June 30, 2006, respectively. For the six months ended June 30, 2006, HCSC and Horizon accounted for 29% and 20% of our revenue, respectively. Each of these contracts contains a term license component, an annual subscription and maintenance fee component. As is the case generally with all of our term license arrangements, a significant amount of the revenue of the contract is recognized in the initial year of the contract, with the remaining year revenue composed predominantly of annual subscription and maintenance fees and services relating primarily to implementation. As a result, while these two contracts represent a material portion of our revenue for the three months and six months ended June 30, 2007, we can not determine at this time whether these contracts will represent a material portion of our revenue in the future.

Consolidated Results of Operations

Comparison of Three and Six Months Ended June 30, 2007 and 2006

The following table sets forth key components of our results of operations for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue
Subscription, maintenance and transaction fees	62.2%	43.4%	60.2%	50.3%
Term licenses	3.1	27.6	9.5	18.2
Professional services	34.7	29.0	30.3	31.5
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Subscription, maintenance and transaction fees	24.8	14.8	24.4	16.7
Term licenses	4.5	3.8	5.3	3.2
Professional services	16.7	11.6	15.9	14.4
Total cost of revenue	46.0	30.2	45.6	34.3

Gross margin	54.0	69.8	54.4	65.7

Operating expenses
Sales and marketing	23.0	20.6	22.9	22.4
Research and development	16.0	16.9	16.9	17.3
General and administrative	41.0	25.0	40.6	26.2
Total operating expenses	80.0	62.5	80.4	65.9

(Loss) income from operations	(26.0)	7.3	(26.0)	(0.2)
Gain on change in fair value of redeemable convertible preferred stock conversion options	—	2.2	—	2.6
Interest income (expense), net	—	(0.6)	0.3	(0.6)

(Loss) income before income taxes	(26.0)	8.9	(25.7)	1.8
(Provision) benefit for income taxes	—	(2.7)	—	—
Net (loss) income	(26.0)	6.2	(25.7)	1.8

Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(5.4)	—	(6.4)
(Loss) income available to common shareholders	(26.0)%	0.8%	(25.7)%	(4.6)%

Revenue

Consolidated revenue decreased $3.0 million, or 23% percent, to $9.7 million for the three months ended June 30, 2007 compared to $12.7 million for the three months ended June 30, 2006. The decrease is attributable to a decrease in term licenses and in professional services revenue partially offset by an increase in subscription, maintenance and transaction revenue. For the six months ended June 30, 2007, consolidated revenue decreased $2.0 million, or 9% percent, to $19.5 million compared to $21.5 million for the same period in 2006. The decrease is attributable to a decrease in term licenses and in professional services revenue partially offset by an increase in subscription, maintenance and transaction revenue.

Revenue by source is as follows:

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2007		2006		$	%	2007		2006		$	%

Subscription, maintenance and transaction fees	$6,053	62%	$5,501	43%	$552	10%	$11,764	60%	$10,809	50%	$955	9%
Term license revenue	299	3%	3,509	28%	(3,210)	-91%	1,866	10%	3,924	18%	(2,058)	-52%
Professional services	3,372	35%	3,676	29%	(304)	-8%	5,911	30%	6,779	32%	(868)	-13%
Total revenue	$9,724	100%	$12,686	100%	$(2,962)	-23%	$19,541	100%	$21,512	100%	$(1,971)	-9%

For the three months ended June 30, 2007, we entered into contracts with two new customers. These two new customers licensed our Collaborative Care Management suite including the Patient Clinical Summary and represent aggregate term license revenue of $3.2 million. We expect to recognize substantially all of this term license revenue plus subscription and maintenance revenue and professional services revenue of approximately $2.7 million from the two contracts during the fourth quarter of 2007. We entered into a total of 8 contracts during the six months ended June 30, 2007. In addition to the two contracts with new customers, we executed 6 contracts with existing customers that had already implemented our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement. During the three and six months ended June 30, 2006, we entered into a total of six and eleven contracts, respectively, all of which were with existing customers who had already licensed our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement.

The increase in subscription, maintenance and transaction fees revenue for the three months ended June 30, 2007 compared to the same period in 2006 is due to increased maintenance and support revenue attributable to contracts that closed after June 30, 2006. The increase in subscription, maintenance and transaction fees revenue for the six months ended June 30, 2007 compared to the same period in 2006 is due to the same reason.

The decrease in term license revenue for the three months ended June 30, 2007 compared to the same period in 2006 is primarily due to the timing of the recognition of term license revenue associated with the contracts closed during the three months ended June 30, 2007. No term license revenue was deferred for the three months ended June 30, 2006. The decrease in term license revenue for the six months ended June 30, 2007 compared to the same period in 2006 is due to the same reason.

The decrease in professional services revenue for the three months ended June 30, 2007 compared to the same period in 2006 is due primarily to the lack of new customer contracts in the previous two quarters that would have resulted in implementation revenue during the three months ended June 30, 2007. The decrease in professional services revenue for the six months ended June 30, 2007 compared to the same period in 2006 is partially due to the lack of new customer contracts in the fourth quarter of 2006 that would have resulted in implementation revenue during the six months ended June 30, 2007. Additionally, during the comparable 2006 periods, there was implementation revenue from the initial ramp-up of the HCSC contract which concluded in the second quarter of 2007.

Cost of revenue

Cost of revenue increased 17% to $4.5 million for the three months ended June 30, 2007 from $3.8 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, cost of revenue increased 21% to $8.9 million from $7.4 million for the same period in 2006.

Cost of revenue for each revenue source is as follows:

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2007		2006		$	%	2007		2006		$	%

Subscription, maintenance and transaction fees	$2,408	40%	$1,879	34%	$529	28%	$4,773	41%	$3,601	33%	$1,172	33%
Term license revenue	440	147%	473	13%	(33)	-7%	1,041	56%	685	17%	356	52%
Professional services	1,627	48%	1,473	40%	154	10%	3,105	53%	3,094	46%	11	0%
Total cost of revenue	$4,475	46%	$3,825	30%	$650	17%	$8,919	46%	$7,380	34%	$1,539	21%

The increase in the cost of subscription, maintenance and transaction fees for the three months ended June 30, 2007 compared to the same period in 2006 is primarily due to an increase in personnel and personnel related costs of $0.2 million and an increase in consulting costs of $0.2 million resulting from personnel additions in our customer support and ASP and hosting operations in order to support an increase in our customer base, as well as personnel increases related to the creation of our Center for Collaborative Health to focus on provider adoption of the Patient Clinical Summary. For the six months ended June 30, 2007, the increase in the cost of subscription, maintenance and transaction fee revenue compared to the same period in 2006 is due primarily due to an increase in personnel and personnel related costs of $0.6 million and an increase in consulting costs of $0.3 million resulting from personnel additions in our customer support and ASP and hosting operations in order to support an increase in our customer base, as well as personnel increases related to the creation of our Center for Collaborative Health to focus on provider adoption of the Patient Clinical Summary.

The cost of term licenses for the three months ended June 30, 2007 compared to the same period in 2006 remained relatively constant with an increase in the amortization of capitalized software costs of $0.1 million offset by a $0.1 decrease in third party software costs. The increase in amortization of capitalized software costs is due to the amortization of products and enhancements developed in 2005 and 2006 which were made available to our customers after June 30, 2006. The decrease in third party software costs is a result of the lower term license revenue in the quarter as compared to the same period in 2006, as third party software licensing costs are recorded in the period in which the associated license revenue is recorded. For the six months ended June 30, 2007, the increase in cost of term licenses compared to the same period in 2006 is principally due to an increase in the amortization of capitalized software costs of $0.3 million due to the amortization of products and enhancements developed in 2005 and 2006 which were made available to our customers after June 30, 2006.

The increase in the cost of professional services for the three months ended June 30, 2007 compared to the same period in 2006 is primarily due to an increase in consulting costs of $0.1 million associated with the increased utilization of outside contractors in our Client Operations function. For the six months ended June 30, 2007, the cost of professional services remained relatively constant compared to the same period in 2006.

Gross margin

Gross margin in dollars decreased 41% to $5.2 million for the three months ended June 30, 2007 from $8.9 million for the three months ended June 30, 2006. As a percentage of revenue, gross margin decreased to 54% for the three months ended June 30, 2007 from 70% for the three months ended June 30, 2006. For the six months ended June 30, 2007, gross margin in dollars decreased 25% to $10.6 million from $14.1 million for the same period in 2006. As a percentage of revenue, gross margin decreased to 54% for the six months ended June 30, 2007 from 66% for the six months ended June 30, 2006.

Gross margin for each revenue source is as follows:

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2007		2006		$	%	2007		2006		$	%

Subscription, maintenance and transaction fees	$3,645	60%	$3,622	66%	$23	1%	$6,991	59%	$7,208	67%	$(217)	-3%
Term license revenue	(141)	-47%	3,036	87%	(3,177)	-105%	825	44%	3,239	83%	(2,414)	-75%
Professional services	1,745	52%	2,203	60%	(458)	-21%	2,806	47%	3,685	54%	(879)	-24%
Total gross margin	$5,249	54%	$8,861	70%	$(3,612)	-41%	$10,622	54%	$14,132	66%	$(3,510)	-25%

Gross margin in dollars from subscription, maintenance and transaction fee revenue for the three months ended June 30, 2007 was relatively constant compared to the same period in 2006. The increased revenue level was offset by increased costs due to personnel and consultant increases in our solution support operations, our solutions hosting and ASP operations, both of which were designed to support an increase in customer base. The decrease in gross margin from subscription, maintenance and transaction fee as a percentage of subscription, maintenance and transaction fees revenue was the result of higher personnel costs and consulting costs as a result of anticipated growth in revenue derived from subscription, maintenance and transaction contracts. For the six months ended June 30, 2007, the decrease in gross margin in dollars from subscription, transaction and maintenance revenue compared to the same period in 2006 is due to increased costs due to personnel and consultant increases and in our solution support operations, our solutions hosting and ASP operations, both of which were designed to support an increase in customer base. The decrease in gross margin from subscription, maintenance and transaction fee as a percentage of subscription, maintenance and transaction fees revenue was the result of higher personnel and consultant costs as a result of anticipated growth in revenue derived from subscription, maintenance and transaction contracts.

The decrease in gross margin from term licenses for the three months ended June 30, 2007 compared to the same period in 2006 is due to the lower level of term license revenue which is primarily due to the timing of the recognition of term license revenue associated with the contracts closed during the three months ended June 30, 2007. A significant portion of the costs of term licenses relate to the straight line amortization of capitalized software costs which are incurred at the same rate regardless of revenue in the period. The decrease in gross margin from term licenses for the six months ended June 30, 2007 compared to the same period in 2006 is due to the same reason.

The decrease in gross margin from professional services revenue for the three months ended June 30, 2007 compared to the same period in 2006 is due to the lower volume of professional services revenue. The costs related to professional services revenue are relatively fixed in nature as they primarily consist of salaries and benefits paid to full-time employees in our Client Operations department. The decrease in gross margin from professional services revenue for the six months ended June 30, 2007 compared to the same period in 2006 is due to the same reason. Current levels of service resources were maintained to support higher services revenues anticipated in late 2007.

Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%

Sales and marketing	$2,232	$2,614	$(382)	-15%	$4,473	$4,819	$(346)	-7%
As a percentage of revenue	23%	21%			23%	22%

The decrease in sales and marketing expenses for the three months ended June 30, 2007 compared to the same period in 2006 is due to a decrease of $0.1 million in personnel and personnel related costs, a decrease in commission expense of $0.4 million, partially offset by an increase in marketing costs of $0.1 million and an increase in recruiting costs of $0.1 million. The decrease in personnel and personnel related costs is due to a reduced headcount and the decrease in commission expense is due to the reduced level of term license revenue and professional services revenue. The increase in marketing costs is due to increased costs for public relations and investor relations associated with being a public company. The increase in recruiting costs relates to the search to fill open sales positions.

For the six months ended June 30, 2007, the decrease in sales and marketing expenses compared to the same period in 2006 is due to a decrease of $0.1 million in personnel and personnel related costs, a decrease in commission expense of $0.5 million, partially offset by an increase in marketing costs of $0.1 million and an increase in recruiting costs of $0.1 million. The decrease in personnel and personnel related costs is due to a reduced headcount and the decrease in commission expense is due to the reduced level of term license revenue and professional services revenue. The increase in marketing costs is due to increased costs for public relations and investor relations associated with being a public company. The increase in recruiting costs relates to the search to fill open sales positions.

Sales and marketing expense increased as a percentage of revenue for the three months ended June 30, 2007 compared to the same period in 2006 and for the six months ended June 30, 2007 compared to the same period in 2006 due to the decreased level of revenues.

Research and development

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%

Research and development	$1,561	$2,149	$(588)	-27%	$3,289	$3,710	$(421)	-11%
As a percentage of revenue	16%	17%			17%	17%

Beginning in late 2006 and continuing into 2007, the Company focused its resources on the development of increased features and functionality in its solution set, primarily Advanced Medical Management. Consequently, for the three months ended June 30, 2007, we capitalized $1.1 million of software development costs, an increase of 174% from $0.4 million capitalized in the comparable period in 2006. Total research and development expenditures increased 4% to $2.7 million (including capitalized software development costs of $1.1 million) for the three months ended June 30, 2007 from $2.5 million (including capitalized software development costs of $0.4 million) for the three months ended June 30, 2006.  For the six months ended June 30, 2007, we capitalized $2.0 million of software development costs, an increase of 161% from $0.8 million capitalized in the comparable period in 2006. Total research and development expenditures increased 18% to $5.3 million (including capitalized software development costs of $2.0 million) for the six months ended June 30, 2007 from $4.5 million (including capitalized software development costs of $0.8 million) for the six months ended June 30, 2006. This increase is due to a $1.3 million increase in personnel and personnel related costs partially offset by a decrease in of $0.5 million in consultant costs. The increase in personnel and personnel related costs is due to increased headcount and the decrease in consultant costs is due to a lesser reliance on outside contractors due to the increase in headcount.

As a percentage of revenue, research and development expenses remained relatively constant for both the three and six month comparable periods.

General and administrative

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%

General and administrative	$3,988	$3,167	$821	26%	$7,937	$5,642	$2,295	41%
As a percentage of revenue	41%	25%			41%	26%

General and administrative expenses increased for the three months ended June 30, 2007 compared to the same period in 2006 due to an increase in depreciation expense of $0.1 million, an increase in professional and consultant fees of

$0.2 million, an increase in insurance costs of $0.1 million, an increase in computer maintenance and support costs of $0.1 million and a $0.3 million increase in facility costs resulting from the additional space leased during the three months ending June 30, 2007 as compared to same period in 2006. In addition, stock compensation expense under SFAS No. 123R increased by $0.2 million during the three months ending June 30, 2007 compared to the same period in 2006. These increases were partially offset by a decrease in recruiting costs of $0.2 million and a decrease in personnel and personnel related costs of $0.1 million. The increases in professional and consultant fees and insurance are primarily associated with the additional requirements of being a public company including Sarbanes-Oxley compliance. The increase in depreciation expense and computer maintenance and support costs is related to the additional leasehold improvements, office furniture and equipment associated with the additional leased office space obtained in August, 2006. The decreases in recruiting costs are due to reduced hiring on a company-wide basis and the reduction in personnel costs is the result of a reduced headcount in the three months ended June 30, 2007.

General and administrative expenses increased as a percentage of revenue for the three months ended June 30, 2007 from the comparable 2006 period for the same reasons and due to the reduced revenue level.

General and administrative expenses increased for the six months ended June 30, 2007 compared to the same period in 2006 due to an increase in depreciation expense of $0.3 million, an increase in professional and consultant fees of $0.6 million, an increase in insurance costs of $0.2 million, an increase in computer maintenance and support costs of $0.2 million and a $0.6 million increase in facility costs resulting from the additional space leased during the six months ending June 30, 2007 as compared to same period in 2006. In addition, stock compensation expense under SFAS No. 123R increased by $0.3 million during the six months ending June 30, 2007 compared to the same period in 2006. These increases were partially offset by a decrease in recruiting costs of $0.3 million. The increases in professional and consultant fees and insurance are primarily associated with the additional requirements of being a public company including Sarbanes-Oxley compliance. The increase in depreciation expense and computer maintenance and support costs is related to the additional leasehold improvements, office furniture and equipment associated with the additional leased office space obtained in August, 2006. The decreases in recruiting costs are due to reduced hiring on a company-wide basis during the six months ended June 30, 2007.

General and administrative expenses increased as a percentage of revenue for the six months ended June 30, 2007 from the comparable 2006 period for the same reasons and due to the reduced revenue level.

Gain on change in fair value of previously outstanding redeemable convertible preferred stock conversion options

The gain on change in fair value of our previously outstanding conversion options was $0.3 million and $0.6 million, respectively, for the three months and six months ended June 30, 2006. All of the outstanding redeemable convertible preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock.

Interest income (expense), net

We recorded interest income, net, of $7,000 for the three months ended June 30, 2007 compared to interest expense, net, of $0.1 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, we recorded interest income, net, of $0.1 million compared to interest expense, net, of $0.1 million for the same period in 2006. For both comparable periods this is attributable to earnings on increased average balances of cash, cash equivalents and short-term investments generated from the initial public offering of the Company’s common stock completed on December 18, 2006.

(Provision) benefit for income taxes

We recorded no income tax provision for the three months or six months ended June 30, 2007 as compared to a provision of $0.3 million for the three months ended June 30, 2006 and a benefit of $0.1 million for the six months ended June 30, 2006. The change resulted from management’s evaluation of our positive and negative evidence bearing upon the ability to realize our deferred tax assets. Management’s assessment at June 30, 2007 was that the weight of the negative evidence outweighed the positive evidence that any portion of the deferred tax assets would be realized. Accordingly, no provision or benefit for income taxes has been recorded for the three months and six months ended June 30, 2007.

Net (loss) income

We recorded a net loss of $2.5 million for the three months ended June 30, 2007 compared to net income of $0.8 million for the three months ended June 30, 2006. Gross margin decreased by $3.6 million and declined as a percentage of revenue to 54% for the three months ended June 30, 2007 from 70% for the comparable period in 2006. This decline partially offset by decreases in expenses for the three months ended June 30, 2007 of $0.1 million from the comparable period in 2006 resulted in a $2.5 million loss from operations for the three months ended June 30, 2007 compared to $0.9 million in income from operations for the three months ended June 30, 2006. Interest income, net of $7,000 for the three months ended June 30, 2007 compared to interest expense, net of $0.1 million for the three months ended June 30, 2006 combined with no provision or benefit for income taxes for the three months ended June 30, 2007 compared to an income tax provision of $0.3 million for the three months ended June 30, 2006, resulted in a net loss of $2.5 million for the three months ended June 30, 2007 compared to net income of $0.8 million the three months ended June 30, 2006.

For the six months ended June 30, 2007, we recorded a net loss of $5.0 million compared to net income of $0.5 million for the same period in 2006. Gross margin decreased by $3.5 million and declined as a percentage of revenue to 54% for the six months ended June 30, 2007 from 66% for the comparable period in 2006. This decline combined with increases in expenses for the six months ended June 30, 2007 of $1.5 million over the comparable period in 2006 resulted in a $5.1 million loss from operations for the six months ended June 30, 2007 compared to a loss of $39,000 from operations for the six months ended June 30, 2006. Interest income, net of $0.1 million for the six months ended June 30, 2007 compared to interest expense, net of $0.1 million for the six months ended June 30, 2006 combined with no provision or benefit for income taxes for the six months ended June 30, 2007 compared to an income tax benefit of $0.1 million for the six months ended June 30, 2006, resulted in a net loss of $5.0 million for the six months ended June 30, 2007 compared to net income of $0.5 million the six months ended June 30, 2006.

Accretion of previously outstanding convertible preferred shares and redeemable preferred shares

The accretion of our previously outstanding convertible and redeemable convertible preferred shares for the three months and six months ended June 30, 2006 was $0.7 million and $1.4 million, respectively. Under accounting rules, this accretion of value to the preferred stock reduces the net income available to common shareholders. All of the outstanding convertible and redeemable convertible preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock.

Loss (income) available to common shareholders

For the reasons described above, the loss available to common shareholders was $2.5 million for the three months ended June 30, 2007 compared to income available to common shareholders of $0.1 million for the three months ended June 30, 2006. This resulted from a net loss of $2.5 million for the three months ended June 30, 2007 compared to net income of $0.8 million for the three months ended June 30, 2006 and from the $0.7 million in the accretion to the preferred shares which reduced net income available to common shareholders for the three months ended June 30, 2006. The loss available to common shareholders was $5.0 million for the six months ended June 30, 2007 compared to the loss available to common shareholders of $0.9 million for the six months ended June 30, 2006. This resulted from a net loss of $5.0 million for the six months ended June 30, 2007 compared to net income of $0.5 million for the six months ended June 30, 2006 and from the $1.4 million in the accretion to the preferred shares which reduced net income available to common shareholders for the six months ended June 30, 2006. All of the outstanding convertible and redeemable convertible preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock.

Liquidity and Capital Resources

Since our inception and until our initial public offering which closed on December 18, 2006, we financed our operations primarily through internally generated cash flows, borrowings from banks and the issuance of preferred stock. On December 18, 2006, we raised approximately $26.4 million, net of fees and expenses, through the closing of our initial public offering. As of June 30, 2007 and December 31, 2006, we had cash of $12.1 million and $17.4 million, respectively, and receivables of $8.1 million and $10.0 million, respectively. As of June 30, 2007 and December 31, 2006, we had no borrowings under our bank working capital facility. As of June 30, 2007 and December 31, 2006, we had $3.4 million and $4.4 million, respectively, in total capital equipment financing, primarily capital leases, outstanding. As of June 30, 2007 and December 31, 2006, we had $0.1 million and $0.3 million, respectively, of insurance premium financing outstanding.

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

We have a working capital facility with Silicon Valley Bank that is collateralized by all our assets. Our borrowings under this facility can be no more than the lesser of $8.0 million or 80% of eligible receivables, as such term is defined in the bank agreement, minus the total amounts then undrawn on all outstanding letters of credit, or any other accommodations issued or incurred by Silicon Valley Bank for our benefit. The working capital facility terminates on September 29, 2007. As of June 30, 2007, we had no borrowings outstanding under the working capital facility and have remaining availability of $2.4 million. We also have a $1.0 million equipment line of credit with Silicon Valley Bank that is collateralized by our assets. As of June 30, 2007, we have approximately $25,000 outstanding under this equipment line. Additional borrowings under this facility will convert to a 30-month term note as of the first day of the subsequent calendar quarter.

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

As of June 30, 2007, the Company was not in compliance with the minimum tangible net worth covenant set forth under the loan and security agreement, as amended, with Silicon Valley Bank. On July 23, 2007, the Company received a waiver of the existing default from the bank. The Company is under negotiations with Silicon Valley Bank to amend the financial covenants under the current loan and security agreement.

Operating Activities

Net cash used in operating activities was $1.9 million for the six months ended June 30, 2007 compared to net cash provided by operating activities of $1.2 million for the six months ended June 30, 2006. Net cash used in operating activities for the six months ended June 30, 2007 consisted of a net loss of $5.0 million, partially offset by non-cash depreciation and amortization of $1.9 million, non-cash stock compensation expense of $0.5 million, and a decrease in accounts receivable of $1.8 million primarily attributable to the billing and collection during the six months ended June 30, 2007 of unbilled receivables as of December 31, 2006. Other changes in working capital, primarily a reduction in current liabilities, used an additional $1.1 million in cash.

Net cash provided by operating activities for the six months ended June 30, 2006 consisted of net income of $0.5 million, non-cash depreciation and amortization of $1.3 million, non-cash stock compensation expense of $0.3 million, a decrease in accounts receivable of $1.8 million primarily associated with the collection of fees associated with the HCSC contract closed in 2005. This was partially offset by a $1.5 million decrease in deferred revenue and by other changes in working capital, primarily an increase in prepaid commissions and prepaid software maintenance, that used an additional

$1.2 million in cash. Deferred revenue decreased $1.5 million to $8.1 million at June 30, 2006 from $9.6 million at December 31, 2005. Deferred revenue consists of (i) annual maintenance and subscription fees for the software solutions that are paid in advance and recorded over the service period, and (ii) advance billings for professional services projects that are recorded using the proportional performance method based upon labor hours expended compared to estimated labor hours to complete the project. The decrease was attributable to the amortization of prepaid annual maintenance and subscription fees partially offset by an increase in advance payments for professional services projects.

Investing Activities

Net cash used in investing activities was $2.4 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively. The net change in investing activities resulted from a larger investment in product development designed to expand the features and functionality of core products, primarily Advanced Medical Management, and to prepare for the next phase of delivering richer Patient Clinical Summaries. Net cash used in investing activities for the six months ended June 30, 2007 consisted of the capitalization of product development costs of $1.9 million and the purchase of office equipment and computer equipment of $0.5 million. Net cash used in investing activities for the six months ended June 30, 2006 related to development activities to enhance our product offering and the capitalization of the costs associated with those projects of $0.7 million and the purchase of office equipment and computer equipment of $0.4 million.

Financing Activities

Net cash used financing activities was $1.0 million for the six months ended June 30, 2007 compared to net cash used in financing activities of $0.7 million for the six months ended June 30, 2006. Net cash used in financing activities for the six months ended June 30, 2007 consisted of repayments against our capital leases outstanding of $1.0 million and repayments against our equipment line of credit and insurance premium financing of $0.3 million, partially offset by proceeds from the exercise of stock options of $0.3 million. Net cash used in financing activities for the six months ended June 30, 2006 consisted of repayments against our equipment line of credit of $0.1 million and repayments against our capital leases outstanding of $0.6 million.

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

Item 4T. Controls and Procedures

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

As of June 30, 2007, our management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our sales to Health Care Service Corporation and Horizon Blue Cross Blue Shield accounted for approximately 32% and 10%, respectively, of our revenue for the three months ended June 30, 2007 and approximately 28% and 10%, respectively, of our revenue for the six months ended June 30, 2007.  Our sales to Health Care Service Corporation and Horizon Blue Cross Blue Shield accounted for approximately 24% and 29%, respectively, of our revenue for the three months ended June 30, 2006 and approximately 29% and 20%, respectively, of our revenue for the six months ended June 30, 2006. Collectively, our top five customers accounted for approximately 58% and 70% of our revenue for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, our top five customers collectively accounted for approximately 55% and 66%, respectively, of our revenue. Although we are seeking to broaden our customer base, we anticipate that a small number of customers will continue to account for a large percentage of our revenue. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

In addition, the number of potential customers in the electronic healthcare information market is limited, and therefore, our total customer base is limited. We believe that there are approximately 300 additional potential customers in our market. As of June 30, 2007, we had contracts with 46 entities that represented approximately 57 regional and national managed care organizations. If we lose one contract, we may lose more than one entity as a customer. Our contracts with our customers are typically five-year agreements. We do, however, enter into contracts with our customers that do not require long-term commitments, such as annual maintenance contracts or contracts for our transactional solutions. If we are not able to attract additional customers, license new solutions to our existing customers or obtain contract renewals from our customers, our revenue could decline.

We have a history of losses and cannot assure you that we will remain profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in four of the last five years, and no net income has been available to common shareholders in four of the last five years. As of June 30, 2007, our shareholders’ equity was $14.3 million which amount takes into consideration our net proceeds from our initial public offering which closed on December 18, 2006. Our future profitability depends on revenue exceeding expenses, but we cannot ensure that this will continue. If it does not continue, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Our failure to license and effectively integrate third-party technologies could adversely affect our ability to sell our solutions and lead to a decline in revenue and the future growth of our business.

For some of the technology that is used in our solutions and in providing our services, we depend upon licenses from third-party vendors. For example, we license a database module that is material to our Advanced Medical Management module from InterSystems Corporation. We must continue licensing these technologies to operate and license our solutions and to service our customers. These technologies might not continue to be available to us on commercially reasonable terms, if at all. Most of these licenses are for a limited duration and can be renewed only by mutual consent, including the InterSystems license the expiration of which was originally December 31, 2006 but has been renewed until May 31, 2012. In addition, most of these licenses, including the InterSystems license, may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay development of new solutions and services or cause us to cease operating one or more solutions or services until equivalent replacement technology can be identified, licensed and integrated. There is no assurance that we would be able to find an equivalent replacement technology, and if we did, the resources required to obtain and implement an equivalent replacement technology could be significant and could harm our business, financial condition and results of operations.

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

We have a significant amount of tax loss carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have not recognized any portion of these future tax deductions in our consolidated balance sheet as of June 30, 2007 and December 31, 2006. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. We cannot assure you that we will have profitable operations in the future that will allow us to realize our deferred tax assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2007, we issued the following number of shares of common stock upon the “cashless exercise” of outstanding warrants to the following persons on the dates indicated below.  We did not receive any proceeds from the cashless exercise of these warrants.  No underwriters were involved in the following sales of securities.

Name	Date	Number of shares of common stock issuable upon exercise of warrant	Number of shares of common stock issued upon “cashless exercise” of warrant
Silicon Valley Bank	May 25, 2007	82,964	52,734
Silicon Valley Bank	May 25, 2007	35,000	22,246
PNC Bank, National Association	June 15, 2007	141,592	72,775

The term “cashless exercise” refers to the surrender of a portion of a warrant as payment for the exercise price of the portion of the warrant exercised.  Each of the sales of these securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof or Regulation D promulgated thereunder relating to sales not involving a public offering.

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

Through June 30, 2007, we incurred the following expenses in connection with our initial public offering in the following amounts (as approximated, in thousands):

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

Between December 13, 2006 and June 30, 2007, the net proceeds have been used for the following purposes in the following amounts (as approximated, in thousands):

Construction of plant, building and facilities	$—
Purchase and installation of machinery and equipment	$2,439
Purchase of real estate	—
Acquisition of other business	—
Repayment of indebtedness	$1,857
Working capital	$12,607
Temporary investments	—
Other purposes (total) (for which at least $100 has been used) (1) Payment of accrued and unpaid dividends to the former holders of our Series B and Series C preferred stock - $9,500	$9,505
Total	$26,408

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 24, 2007 (the “Annual Meeting”).

At the Annual Meeting, Thomas R. Morse and Timothy W. Wallace were each nominated for, and elected by the shareholders to, our Board of Directors.  These individuals will serve on our Board of Directors along with David St.Clair, John H. Capobianco, Paul E. Blondin and Elizabeth A. Dow, the service of each which will continue for the applicable term after the Annual Meeting.  The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, with respect to, each nominee is set forth below:

	For	Withheld
Thomas R. Morse	13,115,767	7,378
Timothy W. Wallace	13,115,767	7,378

Item 5.  Other Information

On May 31, 2007, the Company and InterSystems Corporation entered into an amendment of their license agreement extending it until May 31, 2012.

Item 6.  Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number		Description of Document

10.18(iii)		Form of Non-Qualified Stock Option Agreement under the MEDecision, Inc. 2006 Equity Incentive Plan
10.19(i)	#	Master Product Agreement dated June 30, 2004, between MEDecision, Inc. and United HealthCare Services, Inc.
10.19(ii)	#	Amendment #1 to Master Product Agreement effective as of April 16, 2007 between MEDecision, Inc. and United HealthCare Services, Inc.
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1		Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#              An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 406 of the Securities Act of 1933 and Rule 24b-2 of the Securities Exchange Act of 1934, of portions of these exhibits. These portions have been omitted from these exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDECISION, INC.

August 10, 2007	By:	/s/ DAVID ST.CLAIR
David St.Clair
Chairman of the Board of Directors and Chief Executive Officer

August 10, 2007	By:	/s/ CARL E. SMITH
Carl E. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Document

10.18(iii)		Form of Non-Qualified Stock Option Agreement under the MEDecision, Inc. 2006 Equity Incentive Plan
10.19(i)	#	Master Product Agreement dated June 30, 2004, between MEDecision, Inc. and United HealthCare Services, Inc.
10.19(ii)	#	Amendment #1 to Master Product Agreement effective as of April 16, 2007 between MEDecision, Inc. and United HealthCare Services, Inc.
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1		Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#              An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 406 of the Securities Act of 1933 and Rule 24b-2 of the Securities Exchange Act of 1934, of portions of these exhibits. These portions have been omitted from these exhibits.