Form 10-Q
period 2007-09-30
MEDecision, Inc.
filed 2007-11-14
CIK 1367705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐    No ☒

As of November 5, 2007, 15,955,130 shares of the registrant’s common stock, no par value per share, were outstanding.

ii

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDECISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,634	$17,408
Accounts receivable, net of allowance for doubtful accounts of $72 (unaudited) and $52, respectively	4,951	9,975
Prepaid expenses	1,827	1,085
Other current assets	77	116
Total current assets	19,489	28,584

Property and equipment
Computer equipment and software	9,913	7,384
Leasehold improvements	3,377	3,324
Office equipment and furniture	1,908	1,887
	15,198	12,595
Less: accumulated depreciation and amortization	(6,017)	(4,116)
Net property and equipment	9,181	8,479

Capitalized software, net of accumulated amortization of $7,713 (unaudited) and $6,909, respectively	6,445	3,857
Other assets	970	460
Total assets	$36,085	$41,380

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligations	$1,938	$1,773
Note payable and current portion of long-term note payable	138	388
Accounts payable	2,052	2,554
Accrued payroll and related costs	840	1,111
Other accrued expenses	1,564	1,799
Deferred license and maintenance revenue	9,162	7,482
Deferred professional services revenue	2,052	2,180
Total current liabilities	17,746	17,287

Long-term liabilities
Capital lease obligations	2,977	2,557
Note payable	496	—
Deferred rent	2,427	2,380
Deferred license and maintenance revenue	403	691
Total long-term liabilities	6,303	5,628

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 15,568,956 and 14,886,073 at September 30, 2007 (unaudited) at December 31, 2006, respectively	105,611	104,099

Accumulated deficit	(93,575)	(85,634)
Total stockholders’ equity	12,036	18,465

Total liabilities and stockholders’ equity	$36,085	$41,380

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Subscription, maintenance and transaction fees	$5,915	$5,502	$17,679	$16,311
Term licenses	103	3,479	1,969	7,403
Professional services	3,066	3,046	8,977	9,825
Total revenue	9,084	12,027	28,625	33,539

Cost of revenue
Subscription, maintenance and transaction fees	2,281	1,959	7,054	5,560
Term licenses	432	519	1,473	1,204
Professional services	1,754	1,341	4,859	4,435
Total cost of revenue	4,467	3,819	13,386	11,199

Gross margin	4,617	8,208	15,239	22,340

Operating expenses
Sales and marketing	1,761	2,873	6,234	7,692
Research and development	1,336	2,118	4,625	5,828
General and administrative	4,466	3,262	12,403	8,904
Total operating expenses	7,563	8,253	23,262	22,424

Loss from operations	(2,946)	(45)	(8,023)	(84)
Loss on change in fair value of redeemable convertible preferred stock conversion option	—	(2,979)	—	(2,413)
Interest income (expense), net	31	(147)	82	(287)

Loss before income taxes	(2,915)	(3,171)	(7,941)	(2,784)
Benefit for income taxes	—	75	—	148
Net loss	$(2,915)	$(3,096)	$(7,941)	$(2,636)

Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(2,431)	—	(3,799)
Loss available to common shareholders	$(2,915)	$(5,527)	$(7,941)	$(6,435)

Loss per share available to common shareholders, basic and diluted	$(0.19)	$(1.20)	$(0.52)	$(1.73)

Weighted average shares used to compute loss available to common shareholders per common share, basic and diluted
	15,511,675	4,588,521	15,347,714	3,718,095

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(7,941)	$(2,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,966	1,629
Amortization of capitalized software	804	534
Amortization of deferred financing cost	78	14
Loss on change in fair value of redeemable convertible preferred stock conversion options	—	2,413
Stock-based compensation expense	1,312	463
Provision for doubtful accounts	20	13
Loss on disposal of asset	17	—
Deferred income tax benefit	—	(148)
Decrease (increase) in assets:
Accounts receivable	5,004	(2,618)
Prepaid expenses and other assets	(630)	(2,444)
Increase (decrease) in liabilities:
Accounts payable	(502)	1,644
Accrued payroll and related costs	(271)	60
Other accrued expenses	(189)	(115)
Deferred revenue	1,264	(1,656)
Net cash provided by (used in) operating activities	932	(2,847)

Cash flows from investing activities
Capitalized software	(3,392)	(1,114)
Purchase of property and equipment	(636)	(878)
Net cash used in investing activities	(4,028)	(1,992)

Cash flows from financing activities
Proceeds from exercise of common stock options	373	14
Repurchase of common stock to satisfy tax obligations	(173)	—
Repayment of capital lease obligations	(1,490)	(974)
Net borrowings on line of credit	—	3,814
Repayment of insurance note payable	(313)	—
Repayment of equipment note payable	(75)	(75)
Net cash (used in) provided by financing activities	(1,678)	2,779

Net decrease in cash and cash equivalents	(4,774)	(2,060)
Cash and cash equivalents, beginning of period	17,408	2,447
Cash and cash equivalents, end of period	$12,634	$387

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$351	$340

Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital leases	$2,049	$2,078
Financed maintenance arrangements	634	—
Tenant improvement allowances received under operating lease	—	901

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(1)             Basis of Presentation

The accompanying unaudited interim financial statements as of and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include all normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The interim financial information presented is not necessarily indicative of year to date results.

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

In October 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan, which became effective upon the Company’s initial public offering. The 2006 Plan provides for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards. Employees, directors, consultants, and other individuals who provide services to the Company are eligible to be granted awards under the 2006 Plan; however, only employees are eligible to be granted incentive stock options, and not beyond ten years from the adoption of the 2006 Plan. The exercise price of any incentive stock option granted under the plan will not be less than 100% of the fair market value of the common stock on the date of grant (110% for incentive stock options issued to a more than 10% shareholder). No incentive stock option award may be awarded in an amount that would vest more than $100 of fair value in any calendar year. The maximum term of any incentive stock award is ten years from the grant date (five years for more than 10% shareholder). The board of directors may determine the vesting period for each award under the 2006 Plan.

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

During the three months ended September 30, 2007 and 2006, ten-year options to purchase 552,375 and 126,000 shares, respectively, of common stock, at a weighted average exercise price of $8.91 and $22.00, respectively, were granted to employees. During the nine months ended September 30, 2007 and 2006, ten-year options to purchase 929,525 and 508,125 shares, respectively, of common stock, at a weighted average exercise price of $7.62 and $20.90, respectively, were granted to employees.

For the three months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense of $789 ($0.05 per share) and $206 ($0.06 per share), respectively, of which $100 and $100, respectively, pertained to the intrinsic value of options issued below fair market value in 2005 and 2004. For the nine months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense of $1,312 ($0.09 per share) and $463 ($0.14 per share), respectively, of which $297 and $297, respectively, pertained to the intrinsic value of options issued below fair market value in 2005 and 2004.

The Company used a Black-Scholes model to determine the fair value of options issued in 2006 and 2007. The weighted average calculated value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average fair value at date of grant for options granted during the period
	$2.39	$4.21	$3.02	$3.12
Weighted average risk-free interest rates	4.8%	5.1%	4.8%	5.0%
Weighted average expected life of option (in years)	6.6	8.1	6.6	7.8
Expected stock price volatility	66.5%	84.9%	68.1%	84.6%
Expected dividend yield	—	—	—	—

The Company determined its volatility factor through an analysis of peer companies in terms of market capitalization and total assets. The Company cannot compute expected volatility of its stock due to its lack of historical stock prices. The Company uses historical data to estimate option exercise and employee termination within the valuation model. Separate groups of employees and non-employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company calculated the expected term by analyzing for each group cumulative share exercise and expiration data and post-vesting employment termination behavior as of the grant date. The weighted average life as of each grant date was then calculated and used in determining the fair value at each grant date. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is zero based on the Company’s historical experience. For the three months and nine months ended September 30, 2006, the fair value of the common stock at the date of grant was based on independent appraisals of the common stock’s value at January 1, 2006 and June 30, 2006.

As of September 30, 2007, there was $2,599 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans, which will be recognized over the weighted average period of 2.3 years. At September 30, 2007, there were 986,361 shares available for grant under the 2006 Plan.

Stock option activity for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at December 31, 2006	2,937,082	$4.27
Granted	929,525	7.62
Exercised	(595,133)	0.74
Canceled	(415,886)	9.28

Balance at September 30, 2007	2,855,588	$5.36	4.81	$5,343

Exercisable at September 30, 2007	1,750,774	$3.28	5.43	$4,358

The total intrinsic value of options exercised during the three months and nine months ended September 30, 2007 was $481 and $2,840, respectively. During the three months ended September 30, 2007 and 2006, the Company received $39 and $14, respectively, in cash payments related to option exercises. During the nine months ended September 30, 2007 and 2006, the Company received $373 and $14, respectively, in cash payments related to option exercises. During the three and nine months ended September 30, 2007, the Company withheld and subsequently canceled 53,972 and 60,004 shares, respectively, of common stock to satisfy stock option and tax obligations.

(4)             Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average numbers of shares outstanding. The Company had a net loss available to common shareholders for the three and nine months ended September 30, 2007 and 2006.  As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at those dates were not included in the computation of diluted earnings per share for the periods then ended as they were antidilutive. The Company has reflected on a retroactive basis the effect on historical basic and diluted earnings per share of the 1-for-2 reverse stock split of its common stock effective as of December 13, 2006.

Net loss per share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Loss available to common shareholders	$(2,915)	$(5,527)	$(7,941)	$(6,435)
Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(2,431)	—	(3,799)
Net loss	$(2,915)	$(3,096)	$(7,941)	$(2,636)
Denominator:
Weighted average shares used to compute loss available to common shareholders per common share, basic and diluted	15,511,675	4,588,521	15,347,714	3,718,095

Loss per share available to common shareholders, basic and diluted	$(0.19)	$(1.20)	$(0.52)	$(1.73
				)

For the three months ended September 30, 2007 and 2006, weighted average shares of common stock issuable in connection with stock options and warrants of 1,111,823 and 494,416 shares, respectively, were not included in the diluted loss per share calculation because doing so would have been antidilutive.

For the nine months ended September 30, 2007 and 2006, weighted average shares of common stock issuable in connection with stock options and warrants of 789,035 and 305,660 shares, respectively, were not included in the diluted loss per share calculation because doing so would have been antidilutive.

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

We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of January 1, 2007, we had $15,700 of unrecognized tax benefits which, if recognized, would favorably impact our effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations within the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. As of September 30, 2007, we have no accrued interest or penalties related to uncertain tax positions. Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

(6)             Leases

The Company is obligated under capital leases covering office furniture and computer hardware and software that expire at various dates through September 2012. At September 30, 2007 and December 31, 2006, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

	September 30,	December 31,
	2007	2006

Computer equipment and software	$7,008	$5,570
Leasehold improvements	15	15
Office equipment and furniture	1,743	1,797
	8,766	7,382
Less: accumulated deprecation and amortization	(3,664)	(3,110)
	$5,102	$4,272

Amortization of assets held under capital leases is included with depreciation and amortization expense in the accompanying statements of operations.

The Company leases office space, equipment and a vehicle under various cancelable and non-cancelable operating lease agreements that expire on various dates through August 2016. The Company’s operating lease for office space allows the Company to terminate the lease after seven years, provided twelve months’ written notice is provided. Upon such termination, the Company must pay a penalty of $1,800, reduced by $30 each month subsequent to the 84th month of the lease. For the three months ended September 30, 2007 and 2006, rental expense for operating leases was approximately $555 and $429, respectively.  Rental expense for operating leases was approximately $1,652 and $1,009 for the nine months ended September 30, 2007 and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of September 30, 2007 are:

Year ending December 31,	Capital Leases	Operating Leases

2007 (October 1 through December 31)	$503	$501
2008	2,304	1,950
2009	1,282	1,962
2010	710	1,966
2011	541	1,999
Thereafter through 2016	304	10,257
Total minimum lease payments	5,644	$18,635
Less: amount representing interest (at rates ranging from 2.0% to 18.9%)	(729)
Present value of net minimum capital lease payments	4,915
Less: current installments of obligations under capital leases	(1,938)
Obligations under capital leases, excluding current installments	$2,977

(7)             Warrants

In connection with various financing activities, the Company issued warrants to purchase common stock. Warrant activity for the nine months ended September 30, 2007 is as follows:

Balance at December 31, 2006	409,558
Granted	—
Exercised	(259,558)
Expired	(100,000)
Balance at September 30, 2007	50,000

During the nine months ended September 30, 2007, warrants for 259,558 shares were exercised in a net shares settlement transaction, in which a net of 147,756 shares of common stock were issued.

As of September 30, 2007, warrants to purchase the Company’s common stock were outstanding as follows:

		Exercise	Expiration
Date Issued	Warrants	Price	Date
June 1, 1999	50,000	$4.00	May 31, 2009

(8)             Industry and Geographic Segment Information

The Company operates in one segment and derived all of its revenue from the healthcare industry in the three and nine month periods ended September 30, 2007 and 2006. All of the Company’s revenue in those periods was derived from United States customers and all of its assets during these periods were in the United States.

(9)             Commitments and Contingencies

The Company’s contracts with its customers provide that customers are responsible for payment of sales and use taxes on the Company’s licensing and maintenance fees, and where applicable, professional services. Prior to 2006, the Company did not collect sales taxes. During the year ended December 31, 2006, the Company began to collect sales taxes from its customers and remit them to taxing authorities. In the event that a customer has not paid use tax where and when due, or is otherwise unable to pay, the Company may have a contingent liability for unpaid taxes, interest and penalties. In May 2007, the Company began to undergo a sales and use tax audit that included a review of the purchase of goods and services for the three years ended December 31, 2006 to determine if any additional use taxes were due. Upon completion of the audit in August 2007, the Company received an assessment of $92 for taxes, penalties, and interest related to goods and services purchased during the three years ended December 31, 2006 for which the Company failed to identify and remit the appropriate use taxes. The assessment was paid in full during the last week of October 2007.  As of September 30, 2007 and December 31, 2006, the Company had accrued liabilities of $222 and $229, respectively, relating to this and other sales and use tax contingencies.

The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company’s financial position or operating results.

(10)  Concentration of Credit Risk

Revenue from our top two customers for the three months ended September 30, 2007 and 2006 was 44% and 46%, respectively. Revenue from our top two customers for the nine months ended September 30, 2007 and 2006 was 40% and 45%, respectively.

Trade receivables related to one customer was 14% of total net accounts receivable as of September 30, 2007. Trade receivables related to two customers were 46% of total net accounts receivable as of December 31, 2006.

(11)  Subsequent Events

On November 9, 2007, the Company and Silicon Valley Bank (“SVB”) entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the “Second Amendment”) in which the parties agreed to extend the termination date of our loan and security agreement to December 15, 2007 from September 29, 2007. In addition, under the terms of the Second Amendment, SVB has agreed that it will not test the adjusted quick ratio (as defined in the Second Amendment) covenant for the month ended September 30, 2007 and the tangible net worth covenant (as defined in the Second Amendment) for the quarter ended September 30, 2007.

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

In the past, our non-recurring revenue, which primarily consists of term license fees for our software products and professional service fees associated with implementation of these software products, has constituted a significant portion of our revenue. This non-recurring revenue is generally dependent upon the closure of new contracts, thereby decreasing the predictability of our revenue. As a result of these risks and challenges, we will continue to focus on the growth of our business, expanding existing customer relationships, developing innovative new solutions, expanding our customer base within our market and continuing to build recurring and predictable revenue through new products like our Patient Clinical Summary. During the second quarter of 2007, we enacted a program to control the growth in total expenses. During the third quarter of 2007, we generated positive cash flow from operations. However, the variability related to the timing of term license contract closures may cause our cash flows from operations to vary significantly from quarter to quarter.

Prior to 2006, we experienced our fastest growth in term licenses and professional services revenue, thereby increasing those items as a percentage of our revenue. Consequently, we realized a decreasing percentage of subscription, maintenance and transaction fee revenue even though that revenue grew as well. For the three and nine months ended September 30, 2007, subscription, maintenance and transaction fee revenue increased as a percentage of total revenue due to increased sales of our Data Gathering and Analytics and Collaborative Data Exchange modules and to the timing of recognition of term license revenue associated with the contracts closed in the nine months ended September 30, 2007. We also license an Electronic Health Record that we refer to as our Patient Clinical Summary. For this solution, our customers pay an annual subscription fee and pay a transaction fee each time they utilize the solution. We believe that at some point in the future, the growth of this portion of our business may outpace our traditional software licenses and, as a result, subscription and transaction revenue will become a larger portion of our overall revenue.

We evaluate and monitor our business based on our results from operations, including our percentage of revenue growth, our revenue by category, operating expenses as a percent of total revenue and our overall financial position. In doing so, we monitor margins for our existing business and evaluate the potential margin contributions for each type of revenue that we generate. In addition, we monitor our Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, as a measure of operating performance in addition to net income and the other measures included in our financial statements. We operate in one reportable segment.

We license our solutions primarily to large regional healthcare insurance companies. As of September 30, 2007, our customers included approximately 57 regional and national managed care organizations, including the largest organizations in more than 28 regional markets. Our revenue has increased at a compound annual growth rate of 28.1% since 2002, to $44.2 million for the year ended December 31, 2006. Our overall increase in revenue is attributable to increased emphasis by our customers on active management of their total insured population and the expansion of our solutions to meet their evolving needs.

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

Our customers pay an annual maintenance and support fee equal to approximately 22% of the Advanced Medical Management license fee, which entitles our customers to unspecified software updates and upgrades and basic product support. For clinical content, our customers pay an additional 13% (for a total of 35%) of the license fee for content updates. We recognize maintenance and support fees ratably over the term of the maintenance and support agreement.

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

Through our customer sales operation, we have expanded our penetration within our customer base by including more members and by increasing the number of modules licensed by our customers. We intend to develop additional cross-selling programs to aid our customer relationship staff to continue to increase the number of modules utilized by our customers in the provision of care to their membership. The largest cross-selling opportunity is based on the adoption of the Patient Clinical Summary transactions, which benefit the payer, patient and provider. As the Company continues to license the Patient Clinical Summary, we may need to increase marketing expenditures related to the adoption of the Patient Clinical Summary by providers. The increase in marketing expenditures is not determinable at this time.

Trends in Sales of our Solutions

Our Collaborative Care Management suite consists of four related product modules: (i) Data Gathering and Analytics; (ii) Clinical Rules and Processes; (iii) Advanced Medical Management; and (iv) Collaborative Data Exchange. As discussed above, prior to 2003, we marketed and sold these modules individually rather than as a suite of products. Since that time, we have marketed these modules as the Collaborative Care Management suite, although we continue to license the modules individually in order to offer our customers an individualized solution. In general, customers license the Advanced Medical Management module as the core of their solution. Prior to 2004, our customers generally initiated their relationships with us by simply licensing the Advance Medical Management module. However, since 2004, we believe that our customers have focused more on implementing integrated multi-functional systems and have looked for products that offer more than a claims management system. As a result, a significant number of our new customers now license one or two modules in addition to our Advanced Medical Management module. We anticipate that this will remain the case for the foreseeable future.

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

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 2 to our unaudited consolidated financial statements for the three and nine month periods ending September 30, 2007 as set forth herein.

Significant Customer Contracts

Two of our customers, Health Care Service Corporation (“HCSC”), and Horizon Blue Cross Blue Shield (“Horizon”), accounted for 33% and 11%, respectively, of our revenue for the three months ended September 30, 2007. For the nine months ended September 30, 2007, HCSC and Horizon accounted for 29% and 11% of our revenue, respectively. HCSC and Horizon accounted for 21% and 25% of our revenue for the three months ended September 30, 2006, respectively. For the nine months ended September 30, 2006, HCSC and Horizon accounted for 23% and 22% of our revenue, respectively. Each of these contracts contains a term license component, an annual subscription and maintenance fee component. As is the case generally with all of our term license arrangements, a significant amount of the revenue of the contract is recognized in the initial year of the contract, with the remaining year revenue composed predominantly of annual subscription and maintenance fees and services relating primarily to implementation. As a result, while these two contracts represent a material portion of our revenue for the three months and nine months ended September 30, 2007, we can not determine at this time whether these contracts will represent a material portion of our revenue in the future.

Consolidated Results of Operations

Comparison of Three and Nine Months Ended September 30, 2007 and 2006

The following table sets forth key components of our results of operations for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Subscription, maintenance and transaction fees	65.1%	45.7%	61.8%	48.6%
Term licenses	1.1	28.9	6.9	22.1
Professional services	33.8	25.3	31.4	29.3
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Subscription, maintenance and transaction fees	25.1	16.3	24.6	16.6
Term licenses	4.8	4.3	5.1	3.6
Professional services	19.3	11.2	17.0	13.2
Total cost of revenue	49.2	31.8	46.8	33.4

Gross margin	50.8	68.2	53.2	66.6

Operating expenses
Sales and marketing	19.4	23.9	21.8	22.9
Research and development	14.7	17.6	16.2	17.4
General and administrative	49.2	27.1	43.3	26.5
Total operating expenses	83.3	68.6	81.3	66.9

Loss from operations	(32.4)	(0.4)	(28.0)	(0.3)
Loss on change in fair value of redeemable convertible preferred stock conversion option	—	(24.8)	—	(7.2)
Interest income (expense), net	0.3	(1.2)	0.3	(0.9)

Loss before income taxes	(32.1)	(26.4)	(27.7)	(8.3)
Benefit for income taxes	—	0.6	—	0.4
Net loss	(32.1)	(25.8)	(27.7)	(7.9)

Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(20.2)	—	(11.3)
Loss available to common shareholders	(32.1)%	(46.0)%	(27.7)%	(19.2)%

Revenue

Consolidated revenue decreased $2.9 million, or 24% percent, to $9.1 million for the three months ended September 30, 2007 compared to $12.0 million for the three months ended September 30, 2006. The decrease is attributable to a reduction in term licenses revenue partially offset by an increase in subscription, maintenance and transaction fees and in professional services revenue. For the nine months ended September 30, 2007, consolidated revenue decreased $4.9 million, or 15% percent, to $28.6 million compared to $33.5 million for the same period in 2006. The decrease is attributable to a reduction in term licenses and in professional services revenue partially offset by an increase in subscription, maintenance and transaction fees revenue.

Revenue by source is as follows:

	Three Months Ended						Nine Months Ended
	September 30,				Change		September 30,				Change
	2007		2006		$	%	2007		2006		$	%

Subscription, maintenance, and transaction fees

	$5,915	65%	$5,502	46%	$413	8%	$17,679	62%	$16,311	49%	$1,368	8%
Term licenses	103	1%	3,479	29%	(3,376)	(97)%	1,969	7%	7,403	22%	(5,434)	(73)%
Professional services	3,066	34%	3,046	25%	20	1%	8,977	31%	9,825	29%	(848)	(9)%
Total revenue	$9,084	100%	$12,027	100%	$(2,943)	(24)%	$28,625	100%	$33,539	100%	$(4,914)	(15)%

During the three months ended September 30, 2007, we entered into three new contracts with existing customers who had already licensed our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement. During the three months ended September 30, 2006, we entered into a total of seven contracts, two of which were with new customers and five of which were with existing customers who had already licensed our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement.

For the nine months ended September 30, 2007, we entered into contracts with two new customers. These two new customers licensed our Collaborative Care Management suite including the Patient Clinical Summary and represent aggregate term license revenue of $3.2 million. We expect to recognize substantially all of this term license revenue plus subscription and maintenance revenue and professional services revenue of approximately $2.7 million from these two contracts during the fourth quarter of 2007. In addition to these two new contracts, we executed nine contracts with existing customers that had already implemented our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement. For the nine months ended September 30, 2006, we entered into eighteen contracts, two of which were with new customers and sixteen of which were with existing customers who had already licensed our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement.

The increase in subscription, maintenance and transaction fees revenue for the three and nine months ended September 30, 2007 compared to the same period in 2006 was a result of maintenance and support revenue from contracts closed in the periods subsequent to September 30, 2006, annual CPI inflators of approximately 4% included in our maintenance and support contracts, and an increase in authorization and referral transaction revenues.

The decrease in term license revenue for the three months ended September 30, 2007 compared to the same period in 2006 is primarily due to the delay in contract closures in 2007 compared to the closure of a large contract with a large regional Blue Cross Blue Shield plan in 2006 for the expansion of our Advanced Medical Management solution throughout their entire membership base. The decrease for the nine months ended September 30, 2007 compared to the same period in 2006, in addition to the reasons underlying the decrease for the comparable three months ended September 30, 2007 and 2006, was due to the timing of the recognition of term license revenue associated with the contracts closed during the three months ended June 30, 2007.

Professional services revenue increased slightly for the three months ended September 30, 2007 compared to the same period in 2006. The decrease in professional services revenue for the nine months ended September 30, 2007 compared to the same period in 2006 is partially due to the lack of new customer contracts in the fourth quarter of 2006 and the first and second quarter of 2007 that would have resulted in implementation revenue during the nine months ended September 30, 2007.

Cost of revenue

Cost of revenue increased 17% to $4.5 million for the three months ended September 30, 2007 from $3.8 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, cost of revenue increased 20% to $13.4 million from $11.2 million for the same period in 2006.

Cost of revenue for each revenue source is as follows:

	Three Months Ended						Nine Months Ended
	September 30,				Change		September 30,				Change
	2007		2006		$	%	2007		2006		$	%

Subscription,maintenance, and transaction fees

	$2,281	39%	$1,959	36%	$322	16%	$7,054	40%	$5,560	34%	$1,494	27%
Term licenses	432	419%	519	15%	(87)	(17)%	1,473	75%	1,204	16%	269	22%
Professional services	1,754	57%	1,341	44%	413	31%	4,859	54%	4,435	45%	424	10%
Total cost of revenue	$4,467	49%	$3,819	32%	$648	17%	$13,386	47%	$11,199	33%	$2,187	20%

Subscription, maintenance, and transaction fees

The increase in the cost of subscription, maintenance and transaction fees for the three months ended September 30, 2007 compared to the same period in 2006 is primarily due to an increase in personnel and personnel related costs of $0.2 million and an increase in software costs of $0.1 million resulting from personnel additions in our customer support and ASP and hosting operations in order to support an increase in our customer base, as well as personnel increases related to the creation of our Center for Collaborative Health to focus on provider adoption of the Patient Clinical Summary.

For the nine months ended September 30, 2007, the increase in the cost of subscription, maintenance and transaction fees compared to the same period in 2006 is due primarily due to an increase in personnel and personnel related costs of $0.8 million, an increase in software costs of $0.5 million, and an increase in consulting costs of $0.3 million resulting from personnel additions in our customer support and ASP and hosting operations in order to support an increase in our customer base, as well as personnel increases related to the creation of our Center for Collaborative Health to focus on provider adoption of the Patient Clinical Summary. These increases were partially offset by a decrease in other subscription, maintenance, and transaction fee costs of $0.1 million.

Term licenses

The cost of term licenses for the three months ended September 30, 2007 decreased slightly as compared to the same period in 2006.  The decrease is primarily due to a $0.1 million decrease in third party software costs. The decrease in third party software costs is a result of the lower term license revenue in the quarter as compared to the same period in 2006, as third party software licensing costs are recorded in the period in which the associated license revenue is recorded.

For the nine months ended September 30, 2007, the increase in cost of term licenses compared to the same period in 2006 is principally due to an increase in the amortization of capitalized software costs of $0.3 million due to the amortization of products and enhancements developed in 2005 and 2006 which were made available to our customers after September 30, 2006.

Professional services

The cost of professional services for the three months ended September 30, 2007 increased $0.4 million compared to the same period in 2006.  The increase is primarily due to an increase in consulting costs, personnel and personnel related costs, and other cost of professional services of $0.4 million, $0.1 million, and $0.1 million, respectively. The increase in consultant costs is associated with the increased utilization of outside contractors in our Client Operations function. These increases were offset by a deferral of $0.2 million in costs for work performed on a contract where we do not anticipate recognizing revenue until the fourth quarter of 2007.

For the nine months ended September 30, 2007, the cost of professional services increased $0.4 million as compared to the same period in 2006. The increase was attributable to consultant costs and personnel and personnel related costs of $0.4 million and $0.2 million, respectively.  These increases were offset by a deferral of $0.2 million in costs for work performed on a contract where we do not anticipate recognizing revenue until the fourth quarter of 2007.

Gross margin

Gross margin in dollars decreased 44% to $4.6 million for the three months ended September 30, 2007 from $8.2 million for the three months ended September 30, 2006. As a percentage of revenue, gross margin decreased to 51% for the three months ended September 30, 2007 from 68% for the three months ended September 30, 2006. For the nine months ended September 30, 2007, gross margin in dollars decreased 32% to $15.2 million from $22.3 million for the same period in 2006. As a percentage of revenue, gross margin decreased to 53% for the nine months ended September 30, 2007 from 67% for the nine months ended September 30, 2006.

Gross margin for each revenue source is as follows:

	Three Months Ended						Nine Months Ended
	September 30,				Change		September 30,				Change
	2007		2006		$	%	2007		2006		$	%

Subscription, maintenance, and transaction fees

	$3,634	61%	$3,543	64%	$91	3%	$10,625	60%	$10,751	66%	$(126)	(1)%
Term licenses	(329)	(319)%	2,960	85%	(3,289)	(111)%	496	25%	6,199	84%	(5,703)	(92)%
Professional services	1,312	43%	1,705	56%	(393)	(23)%	4,118	46%	5,390	55%	(1,272)	(24)%
Total gross margin	$4,617	51%	$8,208	68%	$(3,591)	(44)%	$15,239	53%	$22,340	67%	$(7,101)	(32)%

Gross margin in dollars from subscription, maintenance and transaction fees for the three months ended September 30, 2007 increased slightly as compared to the same period in 2006. The increased revenue level was offset by increased costs due to personnel and consultant increases in our solution support operations, our solutions hosting and ASP operations, both of which were designed to support an increase in customer base. The decrease in gross margin from subscription, maintenance and transaction fees as a percentage of subscription, maintenance and transaction fees revenue was the result of higher personnel costs and consulting costs as a result of anticipated growth in revenue derived from subscription, maintenance and transaction contracts.

For the nine months ended September 30, 2007, the slight decrease in gross margin in dollars from subscription, transaction and maintenance fees compared to the same period in 2006 is due to increased costs due to personnel and consultant increases and in our solution support operations, our solutions hosting and ASP operations, both of which were designed to support an increase in customer base. The decrease in gross margin from subscription, maintenance and transaction fee as a percentage of subscription, maintenance and transaction fees revenue was the result of higher personnel and consultant costs as a result of anticipated growth in revenue derived from subscription, maintenance and transaction contracts.

The decrease in gross margin from term licenses for the three months ended September 30, 2007 compared to the same period in 2006 is due to the delay in contract closures in 2007 as compared to the same period in 2006. A significant portion of the costs of term licenses relate to the straight line amortization of capitalized software costs which are incurred at the same rate regardless of revenue in the period. The decrease in gross margin from term licenses for the nine months ended September 30, 2007 compared to the same period in 2006, in addition to the reasons underlying the decrease for the comparable three months ended September 30, 2007 and 2006, was due to the timing of the recognition of term license revenue associated with the contracts closed during the three months ended June 30, 2007.

The decrease in gross margin from professional services for the three and nine months ended September 30, 2007 compared to the same period in 2006 is due to the increase in the costs of professional services.  The increase in the cost of professional services reflects a higher proportion of independent consultants utilized by our Client Operations department compared to full-time employees.

Sales and marketing

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%

Sales and marketing	$1,761	$2,873	$(1,112)	(39)%	$6,234	$7,692	$(1,458)	(19)%
As a percentage of revenue	19%	24%			22%	23%

The decrease in sales and marketing expenses for the three months ended September 30, 2007 compared to the same period in 2006 is due to a decrease in personnel and personnel related costs, commission expense, and other sales and marketing costs of $0.2 million, $0.9 million, and $0.1 million, respectively, partially offset by an increase in marketing costs of $0.1 million. The decrease in personnel and personnel related costs is due to a reduced headcount. The decrease in commission expense is due to the reduced level of term license revenue and professional services revenue. The increase in marketing costs is due to increased costs for public relations and investor relations associated with being a public company.

For the nine months ended September 30, 2007, the decrease in sales and marketing expenses compared to the same period in 2006 is due to a decrease in personnel and personnel related costs, commission expense, and other sales and marketing costs of $0.3 million, $1.4 million, and $0.1 million, respectively, partially offset by an increase in marketing costs and recruiting costs of $0.2 million and $0.1 million, respectively. The decrease in personnel and personnel related costs is due to reduced headcount. The decrease in commission expense is due to the reduced level of term license revenue and professional services revenue. The increase in marketing costs is due to increased costs for public relations and investor relations associated with being a public company. The increase in recruiting costs relates to the search to fill open sales positions.

Sales and marketing expense decreased as a percentage of revenue for the three months ended September 30, 2007 compared to the same period in 2006 and for the nine months ended September 30, 2007 compared to the same period in 2006 due to the decreased level of expenses related to personnel and personnel related costs and commissions expense.

Research and development

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%

Research and development	$1,336	$2,118	$(782)	(37)%	$4,625	$5,828	$(1,203)	(21)%
As a percentage of revenue	15%	18%			16%	17%

Beginning in late 2006 and continuing into 2007, the Company focused its resources on the development of increased features and functionality in its solution set, primarily Advanced Medical Management. Consequently, for the three months ended September 30, 2007, we capitalized $1.4 million of software development costs, an increase of 295% from $0.3 million capitalized in the comparable period in 2006. Total research and development expenditures increased 12% to $2.7 million (including capitalized software development costs) for the three months ended September 30, 2007 from $2.4 million (including capitalized software development costs) for the three months ended September 30, 2006. The increase is due to an increase in personnel and personnel related costs and consultant costs of $0.3 million and $0.1 million, respectively, partially offset by a decrease in other development costs of $0.1 million.

For the nine months ended September 30, 2007, we capitalized $3.4 million of software development costs, an increase of 204% from $1.1 million capitalized in the comparable period in 2006. Total research and development expenditures increased 15% to $8.0 million (including capitalized software development costs) for the nine months ended September 30, 2007 from $6.9 million (including capitalized software development costs) for the nine months ended September 30, 2006. This increase is due to a $1.6 million increase in personnel and personnel related costs partially offset by a decrease in consultant costs and other development costs of $0.4 million and $0.1 million, respectively. The increase in personnel and personnel related costs is due to increased headcount and the decrease in consultant costs is due to a lesser reliance on outside contractors due to the increase in headcount.

As a percentage of revenue, research and development expenses decreased slightly for both the three and nine month comparable periods.

General and administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%

General and administrative	$4,466	$3,262	$1,204	37%	$12,403	$8,904	$3,499	39%
As a percentage of revenue	49%	27%			43%	27%

General and administrative expenses increased for the three months ended September 30, 2007 compared to the same period in 2006 due to an increase in professional and consultant fees of $0.3 million, an increase in insurance costs of $0.2 million, an increase in severance costs of $0.2 million, and an increase in other general and administrative expenses of $0.2 million. In addition, stock compensation expense under SFAS No. 123R increased by $0.5 million during the three months ending September 30, 2007 compared to the same period in 2006. These increases were partially offset by a decrease in computer maintenance and support costs of $0.1 million and a decrease in facility costs of $0.1 million. The increases in professional and consultant fees and insurance are primarily associated with the additional requirements of being a public company including Sarbanes-Oxley compliance. $0.4 million of the $0.5 million increase in stock compensation expense was primarily due to the Company accelerating the vesting of certain stock options previously granted to a former executive per the separation agreement reached between the Company and the former executive on August 14, 2007. General and administrative expenses increased as a percentage of revenue for the three months ended September 30, 2007 from the comparable 2006 period for the same reasons detailed above and due to the reduced revenue level.

General and administrative expenses increased for the nine months ended September 30, 2007 compared to the same period in 2006 due to an increase in professional and consultant fees of $0.9 million, other general and administrative expenses of $0.6 million, facility costs resulting from the additional space leased of $0.5 million, insurance costs of $0.4 million, depreciation expense of $0.3 million, severance costs of $0.2 million, and computer maintenance and support costs of $0.1 million. In addition, stock compensation expense under SFAS No. 123R increased by $0.8 million during the nine months ending September 30, 2007 compared to the same period in 2006. These increases were partially offset by a decrease in recruiting costs of $0.3 million. The increases in professional and consultant fees and insurance are primarily associated with the additional requirements of being a public company including Sarbanes-Oxley compliance. $0.4 million of the $0.8 million increase in stock compensation expense was primarily due to the Company accelerating the vesting of certain stock options previously granted to a former executive per the separation agreement reached between the Company and the former executive on August 14, 2007. The increase in depreciation expense and computer maintenance and support costs is related to the additional leasehold improvements, office furniture and equipment associated with the additional leased office space obtained in August 2006. The decreases in recruiting costs are due to reduced hiring on a company-wide basis during the nine months ended September 30, 2007. General and administrative expenses increased as a percentage of revenue for the nine months ended September 30, 2007 from the comparable 2006 period for the same reasons detailed above and due to the reduced revenue level.

Loss on change in fair value of previously outstanding redeemable convertible preferred stock conversion options

The loss on change in fair value of our previously outstanding conversion options was $3.0 million and $2.4 million, respectively, for the three months and nine months ended September 30, 2006. All of the outstanding redeemable convertible preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock.

Interest income (expense), net

We recorded interest income, net, of $31,000 for the three months ended September 30, 2007 compared to interest expense, net, of $0.1 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we recorded interest income, net, of $0.1 million compared to interest expense, net, of $0.3 million for the same period in 2006. For both comparable periods this is attributable to earnings on increased average balances of cash, cash equivalents and short-term investments generated from the initial public offering of the Company’s common stock completed on December 18, 2006.

Benefit (provision) for income taxes

We recorded no income tax benefit or provision for the three months or nine months ended September 30, 2007 as compared to a benefit of $0.1 million for the three and nine months ended September 30, 2006. The change resulted from management’s evaluation of our positive and negative evidence bearing upon the ability to realize our deferred tax assets. Management’s assessment at September 30, 2007 was that the weight of the negative evidence outweighed the positive evidence that any portion of the deferred tax assets would be realized. Accordingly, no benefit or provision for income taxes has been recorded for the three months and nine months ended September 30, 2007.

Net loss

We recorded a net loss of $2.9 million for the three months ended September 30, 2007 compared to net loss of $3.1 million for the three months ended September 30, 2006. Gross margin decreased by $3.6 million and declined as a percentage of revenue to 51% for the three months ended September 30, 2007 from 68% for the comparable period in 2006. This decline partially offset by decreases in expenses for the three months ended September 30, 2007 of $0.7 million from the comparable period in 2006 resulted in a $2.9 million loss from operations for the three months ended September 30, 2007 compared to $3.1 million in loss from operations for the three months ended September 30, 2006. Interest income, net of $31,000 for the three months ended September 30, 2007 compared to interest expense, net of $0.1 million for the three months ended September 30, 2006 combined with no provision or benefit for income taxes for the three months ended September 30, 2007 compared to an income tax benefit of $0.1 million for the three months ended September 30, 2006, resulted in a net loss of $2.9 million for the three months ended September 30, 2007 compared to net loss of $3.1 million for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, we recorded a net loss of $7.9 million compared to net loss of $2.6 million for the same period in 2006. Gross margin decreased by $7.1 million and declined as a percentage of revenue to 53% for the nine months ended September 30, 2007 from 67% for the comparable period in 2006. This decline combined with increases in expenses for the nine months ended September 30, 2007 of $0.8 million over the comparable period in 2006 resulted in an $8.0 million loss from operations for the nine months ended September 30, 2007 compared to a loss of $0.1 million from operations for the nine months ended September 30, 2006. Interest income, net of $0.1 million for the nine months ended September 30, 2007 compared to interest expense, net of $0.3 million for the nine months ended September 30, 2006 combined with no provision or benefit for income taxes for the nine months ended September 30, 2007 compared to an income tax benefit of $0.1 million for the nine months ended September 30, 2006, resulted in a net loss of $7.9 million for the nine months ended September 30, 2007 compared to net loss of $2.6 million the nine months ended September 30, 2006.

Accretion of previously outstanding convertible preferred shares and redeemable preferred shares

The accretion of our previously outstanding convertible and redeemable convertible preferred shares for the three months and nine months ended September 30, 2006 was $2.4 million and $3.8 million, respectively. Under accounting rules, this accretion of value to the preferred stock increases the net loss available to common shareholders. All of the outstanding convertible and redeemable convertible preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock.

Loss available to common shareholders

For the reasons described above, the loss available to common shareholders was $2.9 million for the three months ended September 30, 2007 compared to $5.5 million for the three months ended September 30, 2006. This resulted from a net loss of $2.9 million for the three months ended September 30, 2007 compared to net loss of $3.1 million for the three months ended September 30, 2006 and from the $2.4 million in the accretion to the preferred shares which reduced net loss available to common shareholders for the three months ended September 30, 2006.

The loss available to common shareholders was $7.9 million for the nine months ended September 30, 2007 compared to $6.4 million for the nine months ended September 30, 2006. This resulted from a net loss of $7.9 million for the nine months ended September 30, 2007 compared to net loss of $2.6 million for the nine months ended September 30, 2006 and from the $3.8 million in the accretion to the preferred shares which reduced net loss available to common shareholders for the nine months ended September 30, 2006. All of the outstanding convertible and redeemable convertible preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company’s common stock.

Liquidity and Capital Resources

Since our inception and until our initial public offering which closed on December 18, 2006, we financed our operations primarily through internally generated cash flows, borrowings from banks and the issuance of preferred stock. On December 18, 2006, we raised approximately $26.4 million, net of fees and expenses, through the closing of our initial public offering. As of September 30, 2007 and December 31, 2006, we had cash of $12.6 million and $17.4 million, respectively, and receivables of $5.0 million and $10.0 million, respectively. As of September 30, 2007 and December 31, 2006, we had no borrowings under our bank working capital facility. As of September 30, 2007 and December 31, 2006, we had $4.9 million and $4.4 million, respectively, in total capital equipment financing, primarily capital leases, outstanding. As of September 30, 2007, we had $0.6 million outstanding relating to a financed maintenance arrangement. As of December 31, 2006, we had $0.3 million of insurance premium financing outstanding.

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

We have a working capital facility with Silicon Valley Bank (“SVB”) that is collateralized by all of our assets. Our borrowings under this facility can be no more than the lesser of $8.0 million or 80% of eligible receivables, as such term is defined in the bank agreement, minus the total amounts then undrawn on all outstanding letters of credit, or any other accommodations issued or incurred by SVB for our benefit. The working capital facility terminates on September 29, 2008. As of September 30, 2007, we had no borrowings outstanding under the working capital facility and have remaining availability of $1.4 million.

As of December 31, 2006, we were out of compliance with one of the financial covenants under the revolving line of credit agreement with SVB requiring us to maintain a minimum amount of net income for the quarter ended December 31, 2006. On March 26, 2007, we executed an amendment and waiver to the underlying loan and security agreement to (i) waive the existing default; (ii) increase the amount to be borrowed under the equipment line of credit to $1.75 million; (iii) extend the equipment line maturity date to the earlier of the date 30 months after the calendar quarter subsequent to each equipment advance but no later than December 1, 2009; and (iv) replace the financial covenants requiring us to maintain a minimum amount of liquidity and net income that were set forth under the underlying loan and security agreement with financial covenants requiring us to maintain a minimum ratio of liquidity and a minimum amount of tangible net worth.

As of June 30, 2007, we were not in compliance with the minimum tangible net worth covenant set forth under the loan and security agreement, as amended, with SVB. On July 23, 2007, we received a waiver of that default from SVB.  On November 9, 2007, we, our wholly owned subsidiary, MEDecision Investments, Inc., and SVB entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the “Second Amendment”) in which the parties agreed to extend the termination date of our loan and security agreement to December 15, 2007 from September 29, 2007. In addition, under the terms of the Second Amendment, SVB has agreed that it will not test the adjusted quick ratio (as defined in the Second Amendment) covenant for the month ended September 30, 2007 and the tangible net worth (as defined in the Second Amendment) covenant for the quarter ended September 30, 2007.

Operating Activities

Net cash provided by operating activities was $0.9 million for the nine months ended September 30, 2007 compared to net cash used in operating activities of $2.8 million for the nine months ended September 30, 2006. Net cash provided by operating activities for the nine months ended September 30, 2007 consisted of a net loss of $7.9 million, partially offset by non-cash depreciation and amortization of $2.8 million, non-cash stock compensation expense of $1.3 million, and a decrease in accounts receivable of $5.0 million primarily attributable to the billing and collection during the nine months ended September 30, 2007 of unbilled receivables as of December 31, 2006. Other changes in working capital used an additional $0.3 million in cash, primarily an increase in prepaid expenses and other assets of $0.6 million, an increase of $1.3 million in deferred revenue, and a decrease of $1.0 million in current liabilities.

Net cash used in operating activities for the nine months ended September 30, 2006 consisted of a net loss of $2.6 million, partially offset by non-cash depreciation and amortization of $2.2 million, non-cash stock compensation expense of $0.5 million, non-cash loss of $2.4 million on the change in fair value of redeemable convertible preferred stock conversion options, a deferred tax benefit of $0.1 million, and an increase in accounts receivable of $2.6 million primarily associated with the collection of fees associated with the HCSC contract closed in 2005. This was further offset by increases in prepaid and other assets and current liabilities of $2.4 million and $1.4 million, respectively. Additionally, deferred revenue decreased $1.6 million. Deferred revenue decreased $1.6 million to $8.0 million at September 30, 2006 from $9.6 million at December 31, 2005. Deferred revenue consists of (i) annual maintenance and subscription fees for the software solutions that are paid in advance and recorded over the service period, and (ii) advance billings for professional services projects that are recorded using the proportional performance method based upon labor hours expended compared to estimated labor hours to complete the project. The decrease was attributable to the amortization of prepaid annual maintenance and subscription fees partially offset by an increase in advance payments for professional services projects.

Investing Activities

Net cash used in investing activities was $4.0 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively. The net change in investing activities resulted from a larger investment in product development designed to expand the features and functionality of core products, primarily Advanced Medical Management, and to prepare for the next phase of delivering richer Patient Clinical Summaries. Net cash used in investing activities for the nine months ended September 30, 2007 consisted of the capitalization of product development costs of $3.4 million and the purchase of office equipment and computer equipment of $0.6 million. Net cash used in investing activities for the nine months ended September 30, 2006 related to development activities to enhance our product offering and the capitalization of the costs associated with those projects of $1.1 million and the purchase of office equipment and computer equipment of $0.9 million.

Financing Activities

Net cash used financing activities was $1.7 million for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $2.8 million for the nine months ended September 30, 2006. Net cash used in financing activities for the nine months ended September 30, 2007 consisted of repayments against our capital leases outstanding of $1.5 million and repayments against our equipment line of credit and insurance premium financing of $0.4 million. In addition, we used $0.2 million to repurchase common stock to satisfy employee tax obligations. These were partially offset by proceeds from the exercise of stock options of $0.4 million. Net cash provided by financing activities for the nine months ended September 30, 2006 consisted of borrowings against our working capital line of credit of $3.8 million offset by $1.0 million of repayments against our capital leases outstanding and our equipment line of credit.

We believe that our cash balances, cash flows from operations and available borrowings under our working capital facility, and capital leases will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. We used approximately $9.5 million of the $26.4 million net proceeds from our initial public offering which closed on December 18, 2006 to pay the accrued and unpaid dividends to the former holders of our Series B and Series C preferred stock upon the automatic conversion of such shares into common stock upon the consummation of the offering. We intend to use the balance of the net proceeds of the offering for general corporate purposes, including working capital needs. We believe opportunities may exist to expand our current business through strategic acquisitions and investments in technology, and we may use a portion of the proceeds for these purposes. Changes in our operating plans, lower than anticipated revenue, increased expenses or other events, including those described in “Risk Factors” may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans, our financial condition and results of operations. Additional equity financing would be dilutive to the holders of common stock, and debt financing, if available, may involve significant cash payment obligations and covenants or financial ratio requirements that restrict our ability to operate our business. We do not, however, have any current plans to issue additional equity, including preferred stock, in the near future.

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

Our interest expense, generally, is not sensitive to changes in prevailing interest rates since the majority of our borrowings that are outstanding and our capital leases are at a fixed interest rate. Borrowings under our working capital facility are subject to adjustments in prevailing interest rates. Future increases in prevailing interest rates will increase future interest expense payable by us. However, we do not believe a 10% increase in prevailing interest rates will have a material effect on our interest expense.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II — OTHER INFORMATION

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

Our sales to Health Care Service Corporation (“HCSC”) and Horizon Blue Cross Blue Shield (“Horizon”) accounted for approximately 33% and 11%, respectively, of our revenue for the three months ended September 30, 2007 and approximately 29% and 11%, respectively, of our revenue for the nine months ended September 30, 2007.  Our sales to HCSC and Horizon accounted for approximately 21% and 25%, respectively, of our revenue for the three months ended September 30, 2006 and approximately 23% and 22%, respectively, of our revenue for the nine months ended September 30, 2006. Collectively, our top five customers accounted for approximately 57% and 62% of our revenue for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, our top five customers collectively accounted for approximately 55% and 60%, respectively, of our revenue. Although we are seeking to broaden our customer base, we anticipate that a small number of customers will continue to account for a large percentage of our revenue. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

In addition, the number of potential customers in the electronic healthcare information market is limited, and therefore, our total customer base is limited. We believe that there are approximately 300 additional potential customers in our market. As of September 30, 2007, we had contracts with 46 entities that represented approximately 57 regional and national managed care organizations. If we lose one contract, we may lose more than one entity as a customer. Our contracts with our customers are typically five-year agreements. We do, however, enter into contracts with our customers that do not require long-term commitments, such as annual maintenance contracts or contracts for our transactional solutions. If we are not able to attract additional customers, license new solutions to our existing customers or obtain contract renewals from our customers, our revenue could decline.

We have a history of losses and cannot assure you that we will remain profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in four of the last five years, and no net income has been available to common shareholders in four of the last five years. As of September 30, 2007, our shareholders’ equity was $12.0 million which amount takes into consideration our net proceeds from our initial public offering which closed on December 18, 2006. Our future profitability depends on revenue exceeding expenses, but we cannot ensure that this will continue. If it does not continue, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

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

We have a significant amount of tax loss carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have not recognized any portion of these future tax deductions in our consolidated balance sheet as of September 30, 2007 and December 31, 2006. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. We cannot assure you that we will have profitable operations in the future that will allow us to realize our deferred tax assets.

Item 5.  Other Information

On November 9, 2007, we, our wholly owned subsidiary, MEDecision Investments, Inc., and SVB entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the “Second Amendment”) in which the parties agreed to extend the termination date of our loan and security agreement to December 15, 2007 from September 29, 2007. In addition, under the terms of the Second Amendment, SVB has agreed that it will not test the adjusted quick ratio (as defined in the Second Amendment) covenant for the month ended September 30, 2007 and the tangible net worth (as defined in the Second Amendment) covenant for the quarter ended September 30, 2007.

A copy of the Second Amendment is attached hereto as Exhibit 10.16(v) and is incorporated herein by reference. The foregoing description of the Second Amendment is qualified in its entirety by reference to the full text of the Second Amendment.

Item 6.  Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document

10.16(v)	Second Amendment to Amended and Restated Loan and Security Agreement dated November 9, 2007, between MEDecision, Inc., MEDecision Investments, Inc., and Silicon Valley Bank
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDECISION, INC.

November 14, 2007	By:	/s/ DAVID ST.CLAIR
David St.Clair
Chairman of the Board of Directors and Chief Executive Officer

November 14, 2007	By:	/s/ CARL E. SMITH
Carl E. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.16(v)	Second Amendment to Amended and Restated Loan and Security Agreement dated November 9, 2007, between MEDecision, Inc., MEDecision Investments, Inc., and Silicon Valley Bank
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002