Form 10-K
period 2007-12-31
MEDecision, Inc.
filed 2008-03-28
CIK 1367705

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33191

MEDecision, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2530889 (I.R.S. Employer Identification No.)
601 Lee Road Chesterbrook Corporate Center Wayne, Pennsylvania (Address of Principal Executive Offices)	19087 (Zip Code)

Registrant's telephone number, including area code: (610) 540-0202

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not applicable	Not applicable

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007 was approximately $38,347,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market on June 29, 2007. For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the Registrant's common stock on June 30, 2007.

         As of March 17, 2008, 16,286,400 shares of the registrant's common stock, no par value per share, were outstanding.

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Portions of Proxy Statement for 2008 Annual Meeting of Shareholders	Part III

        This Annual Report on Form 10-K, including the sections labeled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this Annual Report on Form 10-K. These statements are based on our current expectations, assumptions, estimates, and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phases such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "potential," "continue," or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading "Risk Factors," as well as those discussed elsewhere in this Annual Report on Form 10-K. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

PART I

Item 1.    Business.

Company Overview

        MEDecision, Inc., which was incorporated in October 1988 under the laws of Pennsylvania, may be referred to throughout this report as "MEDecision," the "Company," the "registrant," "we," "us," or through similar expressions. These terms are used on the basis of consolidation described in note 1 to the consolidated financial statements that are set forth in Part II, Item 8 of this 10-K Report.

        We are a leading provider of collaborative health care management solutions, including integrated software, services, and clinical content to health care payers. Our solutions provide a logical way to manage members and member populations and improve health outcomes. Our collaborative health care management solutions include—(i) Alineo, a platform addressing case management, disease management, and utilization management within a payer organization; and (ii) Nexalign, a collaborative health information exchange service. The Alineo solution provides a simplified and smart process for analyzing, applying, and automating payer-driven best practices. It provides intuitive predictive modeling tools to identify patients who can immediately benefit from case and disease management programs, delivers turnkey clinical knowledge and pathways based on embedded clinical content and allows payers to automatically and intelligently administer and evaluate member and population-wide health care programs including approvals, referrals, and extensions. The Nexalign solution provides a simplified and smart way for health care payers, patients, physicians, and other health care providers to securely access and exchange health information to foster better clinical decisions. It is designed around Clinical Summaries, clinically validated payer-based electronic health records.

        Since 1999, we have focused on broadening our solutions to respond to the evolving needs of our customers. In 1999, we began offering a Data Gathering and Analytics module; in 2001, we began offering a Collaborative Data Exchange module; in 2003, we began offering OptiCareCert; in 2004, we began offering OptiCarePath; in 2005, we began offering our customers the ability to electronically transmit Clinical Summaries via our Collaborative Data Exchange module; and, in late December 2007, we reengineered and simplified our product offering into two solutions: Alineo, focusing on the information and workflow requirements inside a payer's organization, and Nexalign, focusing on the exchange of clinical information from multiple sources to the point of care.

        As of December 31, 2007, our customers included approximately 56 regional and national managed care organizations, including the largest organizations in more than 28 regional markets. Based on our review of publicly available information and our customers' enrollment data, we believe that, in the aggregate, our customers insure or manage care for approximately one out of every six insured persons in the United States. Depending on the application, we provide our solutions on an annual subscription basis, on a per-transaction basis or under limited term licenses, all of which provide us with recurring revenue.

        We license our solutions through direct sales to customers in the United States. Our revenue has increased at a compound annual growth rate of 21.5% since 2003, to $44.8 million for the year ended December 31, 2007, from $20.5 million for the year ended December 31, 2003.

        The Company operates in one reportable segment. All of the Company assets are located in the United States.

Industry Overview

        The Centers for Medicare & Medicaid Services ("CMS") projected that more than $2.5 trillion was spent on health care in 2008, representing 18% of U.S. Gross Domestic Product ("GDP"). CMS estimates that spending will grow to $4.2 trillion by 2015, or 23% of GDP. Health care costs are increasing in part due to improvements in medical technology and medical treatments, but also because of increases in general utilization of health care products and services. Rising health care costs negatively impact a wide array of constituencies, including federal and state governments, employers, consumers and health care providers. However, we believe that the broad array of health care payers is the most directly impacted. Payers include federal and state government programs like Medicare, Medicaid, and public employee health benefit plans, large commercial insurers, and numerous other national, regional, and local health plans, administrators, and self-insured corporations. Rising health care costs consistently threaten to negatively impact these payers.

        We believe that payers have two options if they are to maintain their viability. First, payers can proactively manage the delivery of health care services and products to their members to improve the quality and cost of care. Second, they can offset rising health care costs by reducing their internal administrative costs through efficiency gains. To the extent they are not successful at proactively managing care more effectively and reducing their internal administrative costs, payers must pass the rising cost of health care on to their customers and their members. Passing on these costs ultimately threatens the payers' relationships with their customers and/or members as enterprises and consumers also seek to lower their health care related expenditures. Accordingly, payers are consistently seeking new strategies to more effectively manage the care delivery process for their members and reduce their internal operating costs. Based on our research, we believe that the market for care management solutions is currently in excess of $1.2 billion per year.

  Overuse, underuse, and misuse of medical services and treatments are widespread.

        We believe that one of the material contributors to rising health care costs is overuse, underuse and misuse of medical services, and treatments caused by providers lacking timely access to necessary patient information and providers consistently failing to apply clinical best practices, which we refer to as poor-quality care. We believe that this combination has led to avoidable medical errors, injuries, and fatalities. For example, The Institute of Medicine reported in November 1999 that as many as 98,000 people die in hospitals each year as a result of preventable medical errors.

        The "Third Annual Patient Safety in American Hospitals' Study," Healthgrades, April 2006, the largest annual study of its kind, examined the records of Medicare beneficiaries treated at about 5,000 hospitals nationwide between 2002 and 2004 and used 13 patient safety indicators developed by the federal government to track admissions. Key findings include:

  •
  More than 250,000 patients died as a result of preventable medical errors between 2002 and 2004, a death toll that would rank medical errors as the sixth leading cause of death in American, ahead of death due to diabetes, liver disease, and pneumonia;

  •
  Approximately 1.24 million total patient safety incidents occurred between 2002 and 2004, compared with 1.14 million between 2000 and 2002; and

  •
  The patient safety incidents were associated with $9.3 billion in excess costs during the years studied.

        Additionally, an article in the Wall Street Journal dated May 23, 2006 reported that the Institute for HealthCare Improvement found that poor communication is responsible for as many as 50% of all medication errors and up to 20% of adverse drug events in hospitals.

        Providers Generally Lack Necessary Patient Information.    We believe that a primary contributor to medical errors is generally the lack of information exchange among different providers treating the same patients. Generally, providers have access to only the patient information contained in their own files and systems. For providers seeing a patient for the first time, the information is often limited to information provided by the patient, which is generally rudimentary, incomplete or inaccurate. We believe that this issue is particularly acute in emergency room situations where physicians need to make quick decisions about how to treat a patient and generally lack the critical information that they need to provide the patient with optimal care. We believe that this absence of complete patient information has a negative impact on the quality and cost of care by causing providers to misdiagnose medical conditions, prescribe medications that negatively interact with each other, and order duplicative or medically unnecessary tests and procedures.

        In an effort to address this critical roadblock to improving quality of care, in 2004 President Bush appointed a National Coordinator for Health Information Technology to develop a strategy for a national health information infrastructure. Largely as a consequence, we believe that electronic health information networks are gaining popularity as a potential means for fostering the exchange of health care data by linking payers, providers, and patients to the same network. Both the Nationwide Health Information Network and its regional counterparts, the Regional Health Information Organizations, depend on the existence of Electronic Health Records ("EHRs"), for their success. EHRs are intended to provide a comprehensive view of a patient's health status and care history compiled from an individual patient's information across the health care system. We believe that EHRs will eventually consolidate information supplied by payers (Payer Based Health Records), providers (Electronic Medical Records ("EMRs"))), and patients (Personal Health Records ("PHRs"))).

        However, an impediment to creating EHRs in the near term is the relative scarcity of detailed electronic patient data. In Health Information Technology in the United States: The Information Base for Progress, October 2006, a joint project of the Robert Wood Johnson Foundation and the federal government's National Coordinator for Health Information Technology, the most comprehensive study to date that reliably measures the state of EHRs used by doctors and hospitals, researchers from Massachusetts General Hospital and George Washington University estimate that one in four doctors, or 24.9%, use EHRs to improve how they deliver care to patients. However, less than one in ten are using what experts define as a "fully operational" system that collects patient information, displays test results, allows providers to enter medical orders and prescriptions, and helps doctors make treatment decisions. It shows that EHR adoption rates remain very low due to multiple financial, technical, and legal barriers. The report authors say these barriers will need to be lifted if the health sector is to meet President Bush's desired goal of ensuring that most Americans have their medical information collected, stored, and organized in an EHR by 2014. In terms of patient-supplied data, we believe that PHRs are in their infancy. Based on our analysis of industry reports and our customers' experience with Internet applications they provide to their members, we believe that fewer than 1% of the population of the United States has created and maintains an electronic PHR for themselves and/or their families. As a result, we believe that today's only reliable source of comprehensive patient data comes from payers, which have vast amounts of member data contained in their legacy claims processing and care management systems.

        Clinical Best Practices Are Not Universally Applied by Providers.    Even when physicians have a reasonably complete picture of a patient's status, physicians often do not have all of the medical information that would help them treat the patient, thereby putting the patient's health at unnecessary risk. A wide array of medical organizations, such as the American Medical Association, American Diabetes Association and American Heart Association, consistently update clinical best practices for treatment of medical conditions and chronic diseases. Although providers have access to this information, based on a RAND study published in the New England Journal of Medicine in June 2003, we believe that clinical best practices are not employed approximately 45% of the time. Failure to apply clinical best practices can raise health care costs by decreasing the quality and cost effectiveness of the treatment. We believe that these failures occur for a variety of reasons, including provider inability to keep up with clinical best practices due to the volume of medical conditions and diseases and the frequency with which clinical best practices change.

        Given the magnitude of the challenges facing the health care system, the need for payers to respond to rapid increases in medical costs and the capital requirements for information systems to address the challenges, we believe that payers are the logical drivers of change. Payers, however, face their own challenges.

  Payers generally lack systems to effectively and efficiently address poor-quality care.

        Due to their role in the health care system, payers are uniquely positioned to identify poor-quality care and have an interest in improving outcomes for their members to reduce the cost of care. As the financial intermediary between the provider and patient, payers have the opportunity to monitor the care provided to their members through active care management programs. Payers have a large volume of patient information in electronic format contained in their legacy claims processing and care management systems. However, we believe that payers generally lack the information technology systems to play these roles effectively and efficiently. Based on our experience, we believe that payers generally rely on a combination of manual processes, third-party point solutions, and proprietary systems for many components of the care management process. As a result, we believe that these processes generally suffer from the following critical weaknesses:

        Payers Cannot Effectively and Efficiently Identify High-Risk Patients.    In order for payers to identify poor-quality care, they must monitor the care provided to their members. Payers widely rely on manual processes, third-party providers or their own proprietary systems with limited functionality and scalability to identify high-risk members. The administrative cost of using clinical staff to closely monitor every member is prohibitively expensive and materially outweighs the financial benefits. For payers to have a positive influence on quality and cost of care at an acceptable administrative cost, we believe that they must have the technology to identify members with a high risk of substantial health care costs, including members with chronic diseases such as diabetes, or severe medical conditions such as breast cancer. While identifying patients whose historical costs have been high is relatively easy, the challenge is to identify those patients who will incur high costs in the next 12 to 18 months. We believe that less than 20% of payers' most seriously ill members are responsible for a majority of the payers' health care costs.

        Payers Lack Information Systems to Optimally Manage Member Care.    Payers employ teams of doctors and nurses—who are in short supply and highly compensated—to monitor the care provided to high-risk members and often intervene where necessary. These professionals review each patient's treatment plan against clinical best practices and intervene with the treating provider and patient to the extent poor-quality care exists. This process is referred to as care management. In our experience, these care management professionals lack comprehensive information technology systems to support their workflow processes. Furthermore, they often rely on manual, ad-hoc processes to interject clinical best practices into their workflow. As a result, we believe that the traditional care management process suffers from the following weaknesses:

  •
  care managers fail to consistently identify poor-quality care;

  •
  care managers' intervention processes have a high risk of manual error;

  •
  care managers cannot consistently apply the most recent clinical best practices;

  •
  payers fail to capture and analyze valuable historical data; and

  •
  payers can only apply care management to the most obvious, highest cost members.

        Payers Lack Systems Necessary to Share Critical Patient Information Internally and With Providers.    We believe that payers have the most comprehensive base of patient information in electronic format. Their legacy claims and care management systems contain basic member identification information as well as raw data on the member's historical medical conditions, inpatient facility admissions, emergency room visits, tests and procedures, medications, and providers. This information, once processed and validated, can be utilized throughout a payer's organization to help to improve the quality of care.

However, this generally does not occur, because many payers' legacy systems are not integrated with other systems. Therefore, data housed in one system cannot be leveraged by other functional departments without direct access to that system. The information contained in payers' legacy systems can be even more valuable at the point of care. For example, we believe that this basic information would increase an emergency room doctor's ability to provide high quality care when presented with an unconscious patient. However, in order for this information to positively influence care decisions, providers must have on-demand access to this information in an easily understood format. To date, payers have lacked the systems necessary to automatically assemble the data, review the data for inconsistencies, analyze and summarize the data and disseminate the data internally, and to providers in real time.

Benefits of Our Solutions

        Before we simplified our product offerings in December 2007, we had offered a Collaborative Care Management suite that was comprised of four related product modules. Currently, our collaborative health care management solutions include Alineo and Nexalign. The Alineo solution provides a process for analyzing, applying, and automating payer-driven best practices. It provides intuitive predictive modeling tools to identify patients who can immediately benefit from case and disease management programs, delivers turnkey clinical knowledge and pathways based on embedded clinical content and allows payers to automatically and intelligently administer and evaluate member and population-wide health care programs including approvals, referrals, and extensions. The Nexalign solution provides a way for health care payers, patients, physicians, and other health care providers to securely access and exchange health information to foster better clinical decisions. It is designed around our Clinical Summaries, which are payer-based electronic health records that have been clinically validated.

        We believe our solutions allow our payer customers to improve the quality of care and reduce costs by enabling payers to:

  •
  Identify high-risk members.  Our solutions automatically organize the data contained in our customers' legacy claims processing and care management systems and apply proprietary algorithms to that data to classify their members based on their risk of incurring material medical costs. We believe that these solutions increase the effectiveness of our customers' care management programs by more accurately and efficiently identifying members that would benefit from active disease or case management, thereby helping to improve the quality and reduce the cost of care.

  •
  Promote consistency, reduce manual errors, and administrative costs through automation.  Our solutions automate the workflow process for utilization management, case management, and disease management. With respect to utilization management, our solutions automate workflow processes to enable our customers to adjudicate approximately 85% of providers' health care authorization requests without manual intervention and guide utilization management specialists through the workflow process for the remaining, more complex cases. By doing so, these solutions allow our customers' specialists to handle more cases and focus on more complex value-added tasks, thereby reducing administrative costs. With respect to case management and disease management, our solutions guide care management specialists through a systematic intervention process specifically tailored to the member's medical condition or disease based on clinical best practices and our customers' internal rules and guidelines. By doing so, we believe our solutions promote consistent utilization and care management processes that are less prone to manual error, thereby helping to improve the quality and reduce the cost of care.

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

  •
  Enable enhanced information access.  Our solutions establish a single source of clinical information that supports integration with our customers' other operational systems to ensure that care managers have access to the most current information. By providing access to all relevant data, we allow more effective care management programs. Our solutions also allow patients and providers to obtain a Clinical Summary, which includes patient demographic information, medical conditions, providers, and treatment opportunities in an on-demand, easy to use format. By providing this critical patient information to patients and providers in an easily understood format in real time, we believe that we improve the quality and reduce the cost of care. For example, in a study dated July 24, 2006 that we commissioned to be conducted on our behalf by HealthCore, Inc., a data analysis company owned by WellPoint, Inc. the sharing of Clinical Summaries by BlueCross BlueShield of Delaware with the staff at the emergency department for Christiana Care Health System greatly reduced the cost of care for patients seen in the emergency room. The study compared the costs of services delivered in the emergency department, and for those patients admitted to the hospital during their first day of hospitalization. HealthCore included data on 918 emergency room visits where Clinical Summaries were retrieved and 3,590 matched "control" visits where no Clinical Summaries were used. The conclusion was that overall costs paid by the health plan and the patient dropped by an average of approximately $545 per emergency department visit, or 19.7% of the average cost of the control visits that did not utilize this information.

Our Strategy

        Our goal is to be the leading provider of health care management solutions and to encourage market-wide adoption of our Clinical Summaries. Key elements of our strategy include:

  •
  Continue to expand our relationships with customers.  We have developed strong customer relationships, which we believe provide us with both recurring revenue streams from those customers and cross-selling opportunities. During 2007, we renewed approximately 89% of our customer contracts which were subject to renewal. Historically, our revenue per customer has increased as we have expanded our penetration within those customers by including more members and increasing the number of solutions purchased by those customers. We will further strengthen relationships with our existing customers to ensure a consistent renewal rate in the future. We also intend to develop innovative cross-selling programs to continue to increase our revenue per customer.

  •
  Innovate new solutions and lead the next generation of Collaborative Health Care Management.  Over the past five years, we have introduced several new solutions and expanded our clinical content in response to the unique needs of our customers. We have accomplished this expansion through internal development, as well as acquisitions. We intend to further develop innovative solutions, both internally and through acquisitions, to improve the quality and cost of care and increase administrative efficiency.

  •
  Apply resources to ensure provider adoption of Clinical Summaries.  We released our Collaborative Data Exchange suite in 2005 and are currently deploying it for thirteen managed care organizations. In late December 2007, we simplified our product offering and introduced Nexalign. The growth in revenue for Nexalign will be contingent upon provider adoption of the Clinical Summaries. In January 2007, in order to cultivate this adoption, we created a specialized marketing and training team and are working with our customers' provider relations departments to strengthen our ability to increase usage of our Clinical Summaries. We intend to continue to creatively apply resources in order to encourage provider adoption of our Clinical Summaries.

  •
  Expand our customer base.  We have grown our annual revenue to $44.8 million in 2007 by licensing our solutions to approximately 56 customers. We estimate that there are at least 300 additional managed care organizations in the United States that could benefit from our solutions. Because they share the same challenges as our existing customers, we believe that self-insured companies and Medicare and Medicaid organizations are also attractive target customers. Our strategy also includes committing resources to license our solutions into smaller payers in markets where our larger customers have rolled out our principal connectivity module. We believe these smaller payers can achieve high productivity gains from the already established provider adoption of our self-service tools. We intend to continue to invest in sales and marketing to increase awareness of our solutions within the payer market and obtain additional payer customers.

  •
  Continue to build recurring and predictable revenue streams.  Historically, we derived most of our revenue from our Advanced Medical Management module, currently included in our Alineo solution, for which our customers purchase five-year term licenses. Although this module provides us with a recurring revenue stream, the size of the license fee and the fact that we recognize the license fee at the time we enter into the contract has caused this revenue stream to fluctuate, sometimes significantly, from quarter to quarter. In 1999, we began offering our customers additional solutions and clinical content for which they pay annual subscription fees or transaction fees. These revenue streams provide us with greater quarterly revenue visibility as we recognize the revenue from annual subscription fees ratably over the term of the license and from transactions as they occur. We intend to continue to develop new solutions for which our customers will pay annual subscription fees or transaction fees.

Our Collaborative Health Care Management Solutions

        Before we simplified our product offerings in December 2007, our Collaborative Health Care Management suite consisted of four related product modules—(i) Data Gathering and Analytics; (ii) Clinical Rules and Processes; (iii) Advanced Medical Management; and (iv) Collaborative Data Exchange. We currently have combined our Case Management, Disease Management, Utilization Management functions and supporting applications (which were primarily features and functions incorporated into the previous Data Gathering and Analytics, Clinical Rules and Processes, and Advanced Medical Management module) into Alineo and our collaborative health information exchange services (previously certain features and functions of Collaborative Data Exchange) into Nexalign.

Alineo

        Alineo is a collaborative health care management platform that addresses case, disease, and utilization management within the walls of the payer by:

  •
  Analyzing data to identify patients for timely and appropriate interventions;

  •
  Applying clinical knowledge based upon best clinical practices;

  •
  Automating health care program administration using workflow tools that embed both business and clinical rules.

Alineo consists of the following:

  •
  Alineo Care Management Analytics.  Our Care Management Analytics is a data engine with an analytics component that enables a payer to process, summarize, and evaluate information from both internal and external sources. This process automatically identifies members who could immediately benefit from active case or disease management to help improve clinical and/or cost outcomes.

  •
  Alineo Clinical Intelligence.  Our Alineo Clinical Intelligence is a set of clinical rules, based upon evidence-based medicine, reference materials, medical industry-standard best practices, and physician expertise, for clinical consistency in care management processes. Alineo Clinical Intelligence identifies specific condition treatment opportunities as well as health and wellness interventions.

  •
  Alineo Clinical Summaries.  Our Alineo Clinical Summaries are clinically validated payer-based health records compiled from claims and care management data files and created for our customer's members. Clinical Summaries are created using our Care Management Analytics and Clinical Intelligence by aggregating the data contained in our customer's legacy claims processing systems, capturing the raw data related to a specific member and combining that information with the care management data that resides in our care management database. After gathering the data, Alineo Care Management Analytics applies industry accepted grouping and predictive risk scoring methodologies and Alineo Clinical Intelligence applies rules to analyze the data for inconsistencies. For example, the existence of one test for diabetes without corresponding evidence of treatment for diabetes does not result in the listing of diabetes on the member's list of medical conditions.

  •
  Alineo Clinical Programs.  Our Alineo Clinical Programs consists of clinical pathways for case and disease management that automatically populate questionnaires, goal templates, and other correspondence to members and providers. This information is exposed to our customer's care manager as he/she accesses their daily workflow. We support clinical pathways for 30 medical conditions that we believe address the majority of our customer's health care expenditures.

  •
  Alineo Clinical Criteria.  Our Alineo Clinical Criteria is a set of medical criteria integrated with questionnaires employing branching logic methodology that allows our customers to determine the medical appropriateness of a requested health care service or treatment. Utilizing Alineo Clinical Criteria, our customers can adjudicate provider request for treatment authorizations or service referrals.

  •
  Alineo Automated Approvals.  Our Alineo Automated Approvals supports the use of customer defined business rules that automatically evaluate care requests to determine medical appropriateness and whether the request should be approved or pended for further review by our customer's medical staff.

  •
  Alineo Reporting.  Our Alineo Reporting consists of a standard set of report templates, as well as the ability for our customers to develop ad hoc reports, based upon the care management data that resides within Alineo.

  •
  Alineo Correspondence.  Our Alineo Correspondence supports documentation management and letter generation through a third-party correspondence product to allow our customers to efficiently define and maintain letter templates in Microsoft Word.

  •
  Workflow Management.  All of the above components are integrated with our workflow management tool within Alineo. Our workflow management tool consists of workflow and detection tools that address the continuum of care management processes, such as specialized case and disease management, admission and outpatient certification, referral management, concurrent review and discharge planning. It allows care management staff to automatically and intelligently administer, manage and evaluate both individual and population-wide health care programs, which improves health care quality and reduces administrative and medical costs. It also assists our customers with meeting regulatory and accreditation requirements for consistent care management processes.

        Leveraging this comprehensive data repository, we automate workflow across the continuum of the care management process including:

  •
  Utilization management.  This quality assurance process allows payers to confirm the medical necessity of health care services and products. Utilization management generally includes the clinical review of hospital admissions, organ transplants, elective surgeries, high-tech diagnostic tests, and expensive medications, often before the service or product is delivered to the patient.

  •
  Case management.  This care and financial benefits coordination process supports patients with multiple conditions and/or traumatic injuries by ensuring that the patient receives the appropriate care from different members of their care team at the appropriate time and in the appropriate setting, even when the patient's health benefit plan might require modification to provide coverage for such treatment.

  •
  Disease management.  These coaching and care coordination processes support patients with chronic conditions by helping to ensure that the patient understands the nature of the condition, the best ways to minimize its impact, and that the patient complies with the established treatment regimen. The disease manager also helps coordinate the patient's interaction with the health care system to ensure that the patient receives the appropriate care from different members of their care team at the most appropriate time and in the most appropriate setting.

        We license a database module from InterSystems Corporation that is material to our workflow automation. The license expires May 31, 2012. If we fail to license the InterSystems Corporation database module, it could adversely affect our ability to sell our solutions and lead to a decline in revenue and the future growth of our business.

Nexalign.

        Our Nexalign solution is a collaborative health care information exchange service that provides a simplified and smart way for payers, patients, physicians, and other health care providers to securely access and exchange health information to foster better clinical decisions. Nexalign is designed around Clinical Summaries, which are payer-based electronic health records that have been clinically validated and which provides users with:

  •
  Consistent Content—allows members in the care continuum to have access to consistent patient information to ensure that patients receive the best care possible;

  •
  Choice in Access—allows Clinical Summaries to be delivered in both PDF format or as a web service that can be pre-loaded into current care management systems; and

  •
  Smart Usage—provides Clinical Summaries with highlighted treatment opportunities and best practices to health care providers at the point of care to improve clinical decision making.

        Through Nexalign, we can incorporate clinical information from sources outside of the licensing payer and combine it with information contained within Alineo to deliver Clinical Summaries electronically and on-demand to providers at the point of care.

  Clinical Summaries

        Our Clinical Summaries are clinically validated payer-based electronic health records that are currently built from the data contained within our customer's disparate databases. In an easily understandable format, our Clinical Summaries present:

  •
  patient demographic information, including name, date of birth, contact information, and the name of the patient's primary care physician;

  •
  a summary of the patient's medical conditions categorized by severity;

  •
  a complete log of the patient's facility admissions and emergency room visits;

  •
  a summary of historical tests and health care services provided to the patient;

  •
  a summary of medications taken by the patient;

  •
  a list of the patient's historical providers, their specialty, and contact information;

  •
  a schedule of early detection flags and potential treatment opportunities; and

  •
  an evaluation of the patients' risk of needing treatment for a serious medical condition in the next 12 months.

  Future Solutions

        We are continuing to develop MEDeWeaver. We believe that our MEDeWeaver technology is the next generation of the Electronic Health Records by weaving together all available sources of patient information, including the Clinical Summary, the Electronic Medical Record, and the Personal Health Record. MEDeWeaver is a technology that gathers patient data stored in several different databases; analyzes this data for inconsistencies and combines them into one report. We are currently beta testing our initial version of MEDeWeaver. We anticipate a release of the next version of MEDeWeaver in early 2009.

Professional Services

        Our professional services personnel have extensive domain expertise and use our proprietary technology and content to provide implementation and consulting services and training. Many of our professional service personnel have held positions at health care organizations or senior level consulting positions at major consulting firms and other enterprise software companies.

  Implementation and Consulting Services

        Our implementation services begin with an evaluation of a customer's current information technology infrastructure, which includes process engineering to optimize the configuration of our solutions and integration with existing applications to fit each organization's dynamic business requirements. We support a consulting certification program and have a project management office that equips our consultants with a library of toolkits, forms, training documentation, and workshop templates. We also oversee the management of customer deployments to help enable smooth, systematic, and on-time implementations and maximize success and financial returns for our customers. After the initial deployment of our solutions, we provide ongoing strategic consulting services to help our customers achieve desired results in quality improvement, increased productivity, cost savings, and operational effectiveness. We collaborate with customer project leaders to establish an ongoing process for continual evolution and solution optimization so that our customers can promote best practice usage and end user adoption long after we deploy our solutions.

  Training

        We offer a full range of educational services including pre-deployment classroom training, train-the-trainer programs, system administrator training, post-deployment specialty training, upgrade training, and eLearning/web-based training. We also offer a variety of training tools to drive user adoption, including solution user manuals, process user guides, feature training exercises, a self-service website for training scheduling and registration, post-training assessments, and synchronous, web-based training tools for remote users.

Technology, Development and Operations

  Technology

        Our Collaborative Health Care Management suite is built on a multi-tier Java Enterprise Edition ("JEE") architecture that uses the Spring and Java Server Faces ("JSF") frameworks. This is a combination of open source, commercially available, and our own proprietary internally developed components. Our products incorporate and embrace services-oriented architecture principals that allow for the continued extension and adaptability of our Collaborative Health Care Management suite through an underlying collection of highly cohesive, loosely coupled components. We use this programming model to abstract interfaces, standardize messaging, and increase the versatility and the value of our solutions. This approach allows for platform independence coupled with high scalability and availability.

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

  Development

        We believe that three primary factors drive our innovation: our clients, our domain experts, and our research and development employees. We use the feedback gained through our customer interactions and from all of our employees to add value added enhancements to the model products. We also leverage the experience of our domain experts, who produce white papers, case studies, and thought pieces, which form the foundation for our innovation. Our research and development team maintains a repository of ideas, and selected ideas are presented to the market validation team. Market validated ideas progress to the prototype stage. The executive team reviews prototypes and selects those with the highest potential, which then enter the product development phase. Once in the product development stage, our team of internal software engineers develops, tests, and implements the applicable code for stand-alone deployment or integration into our existing solutions, as applicable.

        Total research and development expenditures were $10.8 million, $9.4 million, and $5.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. Total research and development expenditures included capitalized software development costs of $4.8 million, $1.4 million, and $2.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

  Operations

        Our primary service delivery datacenter is managed by MEDecision within a SunGard hardened datacenter facility in Philadelphia, Pennsylvania. This datacenter serves as the primary facility for our transaction based solutions and also for delivery of Clinical Summaries to payers, providers, and patients. A physically separate segment of this facility is used to deliver our hosted solutions for customers who subscribe to this service offering. This agreement is set to expire in November 2008. At this time, our intent is to renew this agreement. We also have a secondary datacenter in Wayne, Pennsylvania for our service bureau offering and a disaster recovery site located within another SunGard facility in Carlstadt, New Jersey. We adhere to industry standards and best practices in our domestic operations. The transaction environment is shared across clients to reduce costs for each individual client. Each client's network connectivity is highly secured. Data backups are completed over the wide area network to our disaster recovery facility in Carlstadt, New Jersey.

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

  Customer Support

        We believe that superior customer support is critical to our customers. Our customer support group assists our customers by answering questions and troubleshooting our solutions. Customer support is available 24 hours a day, seven days a week by telephone, email, and over the Internet from a member of our customer support team. Each member of our customer support team receives comprehensive training and orientation to ensure that our customers receive high-quality support and service. Each of our customers is assigned a single point of contact. When an issue is reported to us, our customer support personnel follow a clearly defined escalation process to ensure that mission-critical issues are resolved to the satisfaction of the client. We believe that our customer service model has materially contributed to our client retention rate. As of December 31, 2007, our customer support group consisted of 22 employees located in Wayne, Pennsylvania.

Customers

        As of December 31, 2007, we had contracts with 46 entities that represented approximately 56 regional and national managed care plans. Our customers include the largest managed care organizations in more than 28 regional markets.

        Our revenues from Health Care Service Corporation ("HCSC") and Blue Cross Blue Shield of Minnesota ("Minnesota") accounted for approximately 26% and 12%, respectively, of our revenue for the year ended December 31, 2007. Our revenues from HCSC and Horizon Blue Cross Blue Shield ("Horizon") accounted for approximately 27% and 20%, respectively, of our revenue for the year ended December 31, 2006. In late 2005, HCSC selected our Collaborative Care Management solution for use by its enterprise. As part of that contract, HCSC consolidated three separate agreements with us: BlueCross BlueShield of Illinois, Texas, New Mexico, and Oklahoma. On an aggregated basis, the health care plans covered by the HCSC agreement accounted for 25% of our revenue in 2005, and included a five-year term license fee that accounted for 13% of revenue. No other customer accounted for more than 10% of our revenue in the years 2007, 2006, and 2005.

Sales and Marketing

        Our target customers include the leading regional health insurance companies and national health insurance companies. We license our solutions to new and existing customers primarily through our direct sales force. We manage our relationships with our existing customers, including cross-selling and up-selling activities, through account executives. Our sales office is located in Wayne, Pennsylvania.

        Our marketing initiatives are generally targeted toward increasing awareness of our solutions within the health care payer market. In order to do so, we participate in conferences, trade shows, and health care industry events, conduct direct mail and email campaigns, advertise in industry-specific trade magazines and Internet websites, distribute white papers, case studies and thought pieces, and use our website to provide product and company information.

Intellectual Property

        Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, and other common laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes, and other intellectual property. However, we believe that the following factors are more essential to our ability to maintain a competitive advantage:

  •
  our domain expertise;

  •
  frequent enhancements to our solutions;

  •
  continued expansion of our health care content; and

  •
  the technological skills of our research and development personnel.

        Others may develop products that are similar to and that compete with our technology. We generally enter into confidentiality and other written agreements with our employees and third-party partners, whereby we attempt to control access to and distribution of our software, documentation, and other proprietary technology. Despite our efforts to protect our proprietary technology, third-parties may, in an unauthorized manner, attempt to use, copy, or otherwise obtain and market or distribute our intellectual property or proprietary technology or may otherwise develop a product with similar functionality as our solutions and services. Policing unauthorized use of our intellectual property and proprietary technology is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property.

        Litigation regarding intellectual property is prevalent in the software industry. From time to time, in the ordinary course of our business, we may be subject to claims relating to our intellectual property rights or those of others, and we expect that third-parties may commence legal proceedings or otherwise assert intellectual property claims against us in the future, particularly if we expand the scope of our business, increase the number of products we offer that compete with third-parties in the industry or the functionality of our solutions or services overlap with those of third-parties. We cannot be certain that a third-party does not have a patent or other intellectual property rights that could result in a future claim against us. These actual and potential claims and any resulting litigation could subject us to significant liability for damages. In addition, even if we prevail, litigation could be expensive, time consuming, and require additional resources of ours to defend and could affect our business materially and adversely. Any third-party claims or litigation may also limit our ability to use various business processes, software and hardware, other systems, technologies or intellectual property, unless we are able to enter into a license agreement with such third-party, which may not be available on commercially reasonable terms, if at all.

Competition

        We have experienced, and expect to continue to experience, intense competition from a number of companies. Our Alineo and Nexalign solutions compete with Landacorp, Inc., McKesson Corporation,

and The TriZetto Group, Inc., each of which offer products that compete with one or more modules in our suite of solutions. The principal competitive factors in our industry include:

  •
  solution breadth and functionality;

  •
  ease of deployment, integration, and configuration;

  •
  domain expertise;

  •
  depth of clinical content;

  •
  service support;

  •
  solution price;

  •
  breadth of sales infrastructure; and

  •
  breadth of customer support.

        We believe that we generally compete favorably with respect to all of these factors.

        We may face future competition from large, established health care information technology companies, as well as from emerging companies. Barriers to entry into our industry are relatively low, new software products are frequently introduced and existing products are continually enhanced. In addition, we expect that there is likely to be consolidation in our industry, which would lead to increased price competition and other forms of competition. Established companies not only may develop their own competitive products, but also may acquire or establish cooperative relationships with current or future competitors, including cooperative relationships between both larger, established and smaller public and private companies. In addition, our ability to license our solutions will depend, in part, on the compatibility of our software with software provided by our competitors. Our competitors could alter their products so that they will no longer be compatible with our software or they could deny or delay access by us to advance software releases, which would limit our ability to adapt our software to these new releases. If our competitors were to bundle their products in this manner or make their products non-compatible with ours, our ability to license our solutions might be harmed and could reduce our gross margins and operating income.

Employees

        As of December 31, 2007, we had 249 employees, consisting of 33 employees in sales and marketing, 79 employees in research and development, 114 employees in delivery and support of our solutions, and 23 employees in general and administrative positions. None of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced any interruptions of our operations as a result of labor disagreements.

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

  If the reliance and adoption of electronic Clinical Summaries by health care providers is not widespread or competing solutions prove more attractive to health care providers, then our future revenue growth will be materially adversely affected.

        Although our success in marketing our Clinical Summaries will be measured by sales to health care payers, the growth of our revenue is reliant on the adoption of electronic Clinical Summaries by doctors and other health care providers. In the future, there may be more effective alternatives to our Clinical Summaries for patient records, including solutions marketed by our competitors, physician sponsored electronic health records and other more traditional means of medical record storage. The future success of our business model is, in large part, linked to the adoption by health care professionals of our Clinical Summaries. If these professionals ultimately prefer a different method by which to gain medical information about their patients, then our results of operations and financial condition could be adversely affected.

  If Regional Health Information Organizations do not gain widespread acceptance, our future growth and revenue may suffer.

        Our growth prospects are dependent, in part, on the implementation of Regional Health Information Organizations as a facility for the retrieval of patient data and delivery of Clinical Summaries. If federal, state and other regional legislative and regulatory authorities delay or oppose implementing these clinical data exchanges, it will be more difficult for us to incorporate data from health care providers into our Clinical Summaries. This limitation could negatively affect the usefulness of our products and could significantly limit the growth of our market. In addition, this limitation could lead to greater competition for what would become a smaller market in which to license our current solutions, resulting in additional expenses in marketing our solutions and adverse effects on our results from operations and our ability to provide Clinical Summary based products. Furthermore, our solutions may not be well suited for the type of organization, if any, that ultimately gains widespread acceptance for the dissemination of patient health information. This situation could cause us to incur additional expenses to customize our solutions to be acceptable to these new market participants without any short-term revenue, or future prospect of revenue, to cover these costs. As a result, we may not achieve our expected growth or sustain or increase our revenue or profitability in the future.

  The ability of some of our customers to compete with us, and other customers to provide solutions that are similar to those we offer may adversely affect our market and lower our revenue and profits.

        Some of our customers sell or license care management solutions that compete with ours or have current intentions to develop them. For example, some payer customers currently offer electronic data transmission services to health care providers that allow them to download patient health information in a format similar to the format offered by our solutions through affiliated clearinghouses, Internet portals and other means of communications. In addition, some of our customers have extensive internal development resources and provide their organizations with solutions similar to ours. For example, some of our customers internally develop functions such as patient analytics and data warehousing. The ability of payers to implement competing technology or to provide services similar to ours may adversely affect our ability to sell our solutions to these entities or the terms and conditions we are able to negotiate in our agreements with them, which may lower the revenue and profits that we currently realize from these transactions.

  If we fail to comply with broad patient privacy and medical information security laws and regulations, we could be subject to fines and civil and criminal penalties that could negatively impact our business and operating results.

        As part of the operation of our business, our customers provide us, or our solutions interface, with patient-identifiable medical information. Government legislation and industry rulemaking, particularly the Health Insurance Portability and Accountability Act of 1996, or HIPAA, state laws and regulations, and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Health Care Organizations, require the use and implementation of security, privacy and other standards and requirements for the receipt, creation, maintenance and transmission of certain electronic protected health information. Generally, HIPAA regulations directly affect what are referred to as Covered Entities. Most of our customers are Covered Entities, and we function in many of our relationships as a business associate, under business associate agreements with those customers. The federal agencies charged with enforcement authority under HIPAA have taken the position that a Covered Entity can be subject to HIPAA penalties and sanctions for certain material breaches of a business associate agreement. The penalties for a violation of HIPAA by a Covered Entity can be significant and include both civil and criminal penalties and fines and could have an adverse impact on our business, financial condition and results of operations, if such penalties ever were imposed on customers of ours due to a defect in one of our solutions or the unauthorized release of patient-identifiable medical information. We have policies and procedures that we believe assure material compliance with all federal and state confidentiality requirements for the handling of protected health information that we receive from Covered Entities and with our obligations under business associate agreements. If, however, we do not follow those policies and procedures, or if they are not sufficient to prevent the unauthorized disclosure of protected health information, we could be subject to liability and lawsuits, termination of our customer contracts or our operations could be shut down.

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

        Furthermore, states may pass legislation regulating how a patient's medical information may be shared among payers and providers that are more stringent than the equivalent federal laws. The passage of state laws that affect information sharing may affect the ability of our customers to use our solutions, thereby reducing demand for our solutions, which would negatively impact our revenue and financial condition. We may need to incur significant costs to monitor active state legislation and to lobby legislators to prevent the passage of state legislation that would adversely affect our ability to sell our solutions.

  If HIPAA regulations are changed to require patients to provide written consent to the sharing of their information for treatment and health care operations, our future growth and revenue may suffer.

        Currently under HIPAA, written consent from patients is not required when sharing patient health information among Covered Entities and business associates for "treatment" purposes and "health care operations." Patients may choose to "opt out" of an information sharing process, if desired, to protect their privacy. However, if federal or state legislation modifies existing privacy regulations to require a patient to provide written consent prior to any provider's or payer's retrieval of a patient's health care information from certain sources for treatment or health care operations, it may significantly decrease the amount of information that we could gather in our Clinical Summaries. This situation would decrease the usefulness of our Clinical Summaries and the demand for such products. Any decreased demand would reduce our future revenue and negatively impact our business and future growth.

  Initiatives encouraging increased use of information technology in the health care sector may result in increased competition.

        There are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in health care to improve care while reducing costs. These and other initiatives may encourage more competitors to develop, sell or license solutions and services to our current and potential customers. In addition, competition from information technology solutions and services made available to health care payers on a not-for-profit or other low-cost basis by or on behalf of governmental entities could have an adverse impact on sales of our solutions and services. The effect that these initiatives may have on our business is difficult to predict, and we can provide no assurances that we will adequately respond to the increased competition resulting from these initiatives or that we will be able to take advantage of any resulting opportunities.

  Increased government involvement in the health care sector may limit the ability of potential customers to purchase and use our solutions, which could reduce revenue and materially affect future growth.

        Health care system reform in the United States under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and other federal and state initiatives, such as a national health care system, could increase government involvement in health care, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship and may limit their ability to purchase and use our solutions and services. We cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or the impact those initiatives may have on our business, financial condition or results of operations. Our customers and the other entities with which we have a business relationship could react to these initiatives by curtailing or deferring purchases of our solutions and/or services. Additionally, government regulation could alter the manner in which physicians and other health care providers, hospitals, health care payers and other health care participants provide care to patients, maintain patient medical information and interact with one another, thereby limiting the utility of our solutions and services to existing and potential customers and curtailing broad acceptance of our solutions and services.

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

  We may be liable for the misdiagnoses, mistreatment, injury or other harm to patients resulting from the use of data that we provide to health care providers, and any resulting claims could negatively impact our operating results and result in a decline in our stock price.

        We provide, and facilitate providing, information for use by health care providers in treating patients. Our health care payer customers' data is the primary source of a majority of this information. If this data is incorrect or incomplete, the patient could be misdiagnosed or mistreated resulting in adverse consequences, including death, giving rise to claims against us. In addition, certain of our solutions relate to patient health information, and a court or government agency may take the position that our delivery of this information, including through licensed physicians or other health care providers, exposes us to personal injury liability or other liability for wrongful delivery or handling of health care services or erroneous health information. While we maintain liability insurance coverage in an amount that we believe is sufficient for the risks associated with our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources and could cause the trading price of our common stock to decline.

  Consolidation in the health care industry could lead to a decrease in revenue and profitability.

        Many health care industry participants are combining or considering combining with other participants to create fewer and larger customers and potential customers, each of which would likely have greater market power and leverage in negotiating contracts for our solutions and services. Moreover, as provider networks and managed care organizations consolidate and the number of market participants decreases, competition to provide solutions and services such as ours will become more intense, and the importance of establishing relationships with key industry participants will increase. These industry participants may try to use their market power to negotiate price reductions for our solutions and services. If we are forced to reduce our prices, our revenue would decrease and our profitability would decline.

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

        Our revenues from Health Care Service Corporation ("HCSC") and Blue Cross Blue Shield of Minnesota ("Minnesota") accounted for approximately 26% and 12%, respectively, of our revenue for the year ended December 31, 2007. Our revenues from HCSC and Horizon Blue Cross Blue Shield ("Horizon") accounted for approximately 27% and 20%, respectively, of our revenue for the year ended December 31, 2006. Our revenues from HCSC and its affiliates, on an aggregate basis, accounted for approximately 25% of our revenue for 2005. Collectively, our top five customers accounted for approximately 55% and 63% of our revenue for 2007 and 2006, respectively. Although we are seeking to broaden our customer base, we anticipate that a small number of customers will continue to account for a large percentage of our revenue. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

        In addition, the number of potential customers in the electronic health care information market is limited, and therefore, our total customer base is limited. We believe that there are approximately 300 additional potential customers in our market. As of December 31, 2007, we had contracts with 46 entities that represented approximately 56 regional and national managed care organizations. If we lose one contract, we may lose more than one entity as a customer. Our contracts with our customers are typically five-year agreements. We do, however, enter into contracts with our customers that do not require long-term commitments, such as annual maintenance contracts or contracts for our transactional solutions. If we are not able to attract additional customers, license new solutions to our existing customers or obtain contract renewals from our customers, our revenue could decline.

  We derive a significant portion of our revenue from recurring revenue streams, and if we are unable to maintain these customer relationships, our revenue will be adversely affected.

        Each of our license agreements with third-party customers provides us with a revenue stream that generally recurs. Historically, a substantial portion of our customers have renewed their licenses at the end of each license term, which is typically five years. During the year ended December 31, 2007, our customers renewed 89% of the contracts the stated terms of which were to expire during that period. The combination of recurring revenue and high renewal rates has provided us with a substantial annual revenue base. However, our customers may not continue to renew at this rate, and if they do renew, the value of the contracts may be less. Thus, there is no assurance we will be able to sustain these renewal rates, and if we are unable to sustain them, our revenue and profits could be adversely affected.

  We have grown rapidly, and if we fail to manage our growth, our reputation, revenue and results of operations may be negatively impacted.

        Although we commenced operations 19 years ago, recently we have experienced, and continue to experience, significant growth in our operations. This growth has entailed hiring key personnel, developing and introducing several new products into the market and establishing new customer and licensing relationships. We anticipate further expansion of our operations to address our potential growth as we continue to address market opportunities. This expansion has placed, and we expect will continue to place, a substantial strain on our management, operational and financial resources. In order to manage future growth, we will be required to improve existing, and to implement new, operating and management systems, procedures and controls. We also need to hire, train and manage additional qualified personnel. A significant factor in our growth has been a substantial increase in consumer demand for our products. If we do not effectively manage our growth, we may not adequately satisfy this demand. In addition, the quality of our offerings or our ability to develop and bring our offerings to market on a timely or cost effective basis could suffer. This could negatively impact our reputation, revenue and results of operations.

  We have a history of losses and cannot assure you that we will remain profitable, and as a result, we may have to cease operations and liquidate our business.

        Our expenses have exceeded our revenue in four of the last five years, and no net income has been available to common shareholders in four of the last five years. As of December 31, 2007, our shareholders' equity was $14.7 million and we had an accumulated deficit of $91.6 million. Our future profitability depends on revenue exceeding expenses, but we cannot ensure that this will continue. If it does not continue, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

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

        As a result of fluctuations in our revenue and operating expenses, our quarterly operating results may vary significantly. We may not be able to curtail our spending quickly enough if our revenue falls short of our expectations. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our new product development efforts and hire additional personnel. Our operating results may fluctuate in the future as a result of the factors described below and elsewhere in this Annual Report on Form 10-K:

  •
  customers' budgetary constraints and the procedures that they must follow in order to purchase solutions and services;

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

        Any future fluctuations in our revenue and operating expenses may not match the expectations of market analysts and investors. Disappointing operating results could cause the price of our common stock to decline. Quarterly fluctuations in our revenue and operating expenses may make it more difficult for market analysts and investors to assess the longer term profitability and strength of our business at any particular point, which could lead to increased volatility in our stock price. Increased volatility could cause our stock price to decline more than less volatile investments.

  Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

        The market for stocks of technology companies has been very volatile. Since our initial public offering in December 2006, the market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline, and our daily trading volume has been, and will likely to continue to be, highly volatile. Investors may not be able to resell their shares of our common stock following periods of price or trading volume volatility because of the market's adverse reaction to such volatility. Factors that could cause volatility in our stock price and trading volume, in some cases regardless of our operating performance, include, among other things:

  •
  general economic conditions, including suppressed demand for technology products and services; the existence and growth of markets for our solutions and services;

  •
  actual or anticipated variations in quarterly operating results;

  •
  announcements of technological innovations;

  •
  new products or services;

  •
  stock price and volume fluctuations of other publicly traded companies and, in particular, those in the software or technology industry;

  •
  failure to meet analysts' or investors' expectations;

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships, or joint ventures;

  •
  our cash position and cash commitments;

  •
  our prospects for software sales and new customers; and

  •
  additions or departures of key personnel.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation, even if it does not result in liability for us, could result in substantial costs to us and divert management's attention and resources.

  Lengthy sales cycles for some of our solutions and the adoption of transaction-based solutions may result in unanticipated fluctuations in the revenue that we receive from such solutions.

        The duration of the sales cycle for our solutions and services is difficult to predict and depends on a number of factors, including the nature and size of the potential customer and the size of the purchase contemplated by the potential customer. Our sales and marketing efforts with respect to health care payers generally involve a lengthy sales cycle due to these organizations' complex decision-making processes. Additionally, in light of increased governmental involvement in the health care industry and related changes in the operating environment for health care organizations, our current and potential customers may react to these changes by curtailing or deferring investments, including those for our products and services. If potential customers take longer than we expect to decide whether to purchase our solutions or to adopt our transaction-based solution, the expenses we incur in attempting to market our solutions could increase and our revenue could decrease, which could harm our business, financial condition and results of operations and the trading price of our common stock could decline.

  If our information systems or the Internet experience security breaches or are otherwise perceived to be insecure, our business could suffer, and our revenue could decline.

        The difficulty of securely transmitting confidential information and patient-related personal health information over the Internet has been a significant barrier to existing or potential customers' willingness to engage in communications over the Internet. Our business model relies on our customers' ability and willingness to use the Internet to transmit confidential patient health information. Any compromise of Internet security may deter customers from using the Internet for these purposes and from using our solutions or services.

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

  Consumer groups with concerns about privacy issues relating to the use and storage of personally-identifiable data, such as patient medical information, may influence health care professionals to refrain from adopting our solutions.

        Consumer sentiment regarding health care privacy issues is constantly evolving. Such consumer sentiment may affect our customers' interest in our current or future products. In some cases, consumer groups and individual consumers already have begun to express concern over the storage and/or use of personally-identifiable patient information. Accordingly, privacy concerns of consumers may influence health care professionals to refrain from adopting our solutions, which could in turn harm our prospects. Moreover, strong consumer attitudes may precipitate significant adverse opinions, which may lead to new regulations. If we fail to successfully monitor and address the privacy concerns of consumers, our business and prospects would be harmed.

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

        The industry in which we operate is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that our current employees will continue to work for us. Our ability to provide high-quality solutions to our customers depends in large part upon our employees' experience and expertise. We must attract and retain highly qualified personnel, including doctors and nurses, with a deep understanding of the health care and health care information technology industries. We compete with a number of companies for experienced personnel and many of these companies, including customers and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees. This increases their value to customers and competitors who may seek to recruit them and increases the costs of replacing them. If we fail to retain our employees, the quality of our products and services and our ability to provide such products and services could diminish and this could have a material adverse effect on our business, financial condition and results of operations and as a result, the trading price of our common stock may decline.

  Our success depends on our ability to retain key management personnel, whom we may not be able to retain.

        We believe that our success depends on the continued employment of our senior management team. If one or more members of our senior management team were unable or unwilling to continue in their present positions, it would be more difficult for us to successfully operate our business and achieve our business goals. We believe that the loss of the services of any member of our senior management team could adversely affect our business, financial condition and results of operations.

  We may not be able to hire or retain enough additional personnel to meet our hiring needs.

        Our success also depends on having highly trained professional services and software development personnel. If we are unable to retain our personnel, it could limit our ability to service our customers and design and develop products, which could reduce our attractiveness to potential customers, investors, or acquirers. We may need to hire additional personnel if our business grows. A shortage in the number of trained consultants and developers could limit our ability to implement our software if we are able to license software to new customers or if our present customers ask us to perform more services for them. Competition for personnel, particularly for employees with technical expertise, could be strong. Our business, financial condition, and operating results will be materially adversely affected if we cannot hire and retain suitable personnel.

  Our failure to compete successfully could cause our revenue or market share to decline.

        The market for our solutions and services is intensely competitive and is characterized by rapidly evolving industry standards, technology and user needs and the frequent introduction of new solutions and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we do. In addition, a number of companies new to our market have introduced or developed solutions and services that are competitive with one or more components of the solutions that we offer. We expect that additional competitors will continue to enter this market. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and health care technology industries. If one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Furthermore, our potential customer base is composed of a limited number of health care insurance payers. This limited number of potential customers, and the fact that many of our competitors already may have an existing relationship with many of them, is likely to further increase the level of competition within our industry and may lead to increased price competition. We compete on the basis of several factors, including:

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

        Furthermore, our customers might use our software solutions together with solutions from other companies. As a result, when problems occur, it might be difficult to identify the software solution that is the source of the problem. Even when our software solutions do not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our solution development efforts, and impact our reputation and cause significant customer relations problems.

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

        We could be subject to intellectual property infringement claims for our current or future solutions and services if our solutions' functionality overlaps with competitive solutions. While we do not believe that we have infringed or are infringing on any proprietary rights of third-parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful.

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

        For some of the technology that is used in our solutions and in providing our services, we depend upon licenses from third-party vendors. For example, we license a database module that is material to our Advanced Medical Management module from InterSystems Corporation. We must continue licensing these technologies to operate and license our solutions and to service our customers. These technologies might not continue to be available to us on commercially reasonable terms, if at all. Most of these licenses are for a limited duration and can be renewed only by mutual consent, including the InterSystems license the expiration of which was originally December 31, 2006 but has been extended until May 31, 2012. In addition, most of these licenses, including the InterSystems license, may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay development of new solutions and services or cause us to cease operating one or more solutions or services until equivalent replacement technology can be identified, licensed and integrated. There is no assurance that we would be able to find an equivalent replacement technology, and if we did, the resources required to obtain and implement an equivalent replacement technology could be significant and could harm our business, financial condition and results of operations.

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

        Our success and business plan are predicated on our proprietary systems and technology. Accordingly, protecting our intellectual property rights related to our systems and technology is critical to our continued success and our ability to maintain our competitive position. We protect our proprietary systems through a combination of trademark, trade secret and copyright law, confidentiality agreements and technical measures. We currently have one pending patent application and we also filed an application under the Patent Cooperation Treaty, which preserves our rights to seek a corresponding patent in certain foreign countries should we determine that foreign patent protection is desirable. However, we can give no assurance that such patents will ever be issued or, if such patents are issued, that their claims will have sufficient scope to ensure protection of any of our solutions or services or to offer a competitive advantage. We cannot be sure that the steps we have taken will prevent misappropriation of our technology or infringement of our intellectual property rights. We cannot ensure that others will not independently develop similar or alternative technologies or duplicate any of our or our licensors' technologies, or that we will develop additional proprietary technologies that are patentable or protectable intellectual property. In addition, the process of completing patents could divert our resources away from designing new solutions or otherwise developing our solutions.

        To protect our intellectual property rights, we may in the future need to assert claims of infringement or misappropriation of such rights against third-parties. The outcome of litigation to enforce our intellectual property rights is highly unpredictable, could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of such litigation. Such infringement or misappropriation of our intellectual property would have an adverse effect on our competitive position. We also may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may likely incur substantial out of pocket costs and the diversion of management's time and attention in so doing.

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

  Performance problems with our solutions or services or our customers' system failures, whether caused by hardware, software or other problems, could cause us to lose business or incur liabilities.

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

        We have developed contingency plans for handling customer system failures and other customer emergencies; however, we have limited backup facilities if these systems are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at one of our third-party facilities could interrupt our services or result in the loss of stored data, which could have a material adverse impact on our business or cause us to incur material liabilities. If we are unable to deliver our solutions to our customers as a result of the failure of a customer's system, our inability to deliver will negatively impact our financial condition. Although we maintain insurance for our business, we cannot assure that our insurance will be adequate to compensate us for all losses that may occur or that this coverage will continue to be available on acceptable terms or in sufficient amounts.

  We may not generate sufficient future taxable income to allow us to realize our deferred tax assets.

        We have a significant amount of tax loss carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have not recognized any portion of these future tax deductions in our consolidated balance sheets as of December 31, 2007 and December 31, 2006. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. We cannot assure you that we will have profitable operations in the future that will allow us to realize our deferred tax assets.

  If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting which would harm our business and the trading price of our common stock.

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

        During the audit of our financial statements as of and for the years ended December 31, 2007 and 2006, no material weaknesses were discovered. In connection with the audit of our financial statements as of and for the year ended December 31, 2005 and re-audits of our financial statements as of and for the years ended December 31, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the "Consolidated Financial Statements" as set forth under Item 8 of this Annual Report on Form 10-K), our independent auditors reported to our audit committee on July 28, 2006 that we had material weaknesses in our internal controls (as defined under the standards established by the Public Company Accounting Oversight Board—U.S.) with respect to our accounting and reporting of certain complex transactions. In addition, on December 16, 2005, in connection with their audit of our financial statements as of and for the year ended December 31, 2004, our previous independent auditors reported to our audit committee and informed us that we had material weaknesses in our internal controls as defined under auditing standards generally accepted in the United States of America. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        The following material weaknesses were reported by our independent auditors in connection with their audit of our financial statements as of and for the year ended December 31, 2005 and re-audit of our financial statements as of and for the years ended December 31, 2004 and 2003:

  •
  We did not have adequate controls to provide reasonable assurance that all elements of contractual arrangements with customers were being recorded in accordance with generally accepted accounting principles. Specifically, we did not have adequate controls to properly determine that persuasive evidence of contractual arrangements with customers existed before recording revenue. Errors in determining that contracts had been signed by customers resulted in the premature recognition of revenue that should have been deferred to later periods, in accordance with Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," and related interpretations. As a result of these identified deficiencies, material revenue-related audit adjustments were recorded to our financial statements to defer revenue from the periods in which they were originally recorded until such time as the appropriate revenue recognition criteria were met.

  •
  We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock (which converted into common stock upon the closing of our initial public offering on December 18, 2006) to provide reasonable assurance that all transactions were being appropriately recorded and summarized in our financial statements. Specifically, we did not properly identify and record the beneficial conversion option relating to the accrued and unpaid dividends on our previously outstanding Series A convertible preferred stock. We did not identify and record the embedded derivative conversion option on our previously outstanding Series B and C redeemable convertible preferred stock and reflect the changes in the fair value of those conversion options in earnings. We did not accrete the carrying value of our previously outstanding Series C redeemable convertible preferred stock to liquidation value, which was three times the stated value. As a result of these identified deficiencies, we recorded material post-closing audit adjustments to our financial statements for the years ended December 31, 2005, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the "Consolidated Financial Statements" as set forth in Item 8 of this Annual Report on Form 10-K).

        The following material weaknesses were reported by our previous independent auditors in connection with their audit of our financial statements as of and for the years ended December 31, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the "Consolidated Financial Statements" as set forth under Item 8 of this Annual Report on Form 10-K):

  •
  Errors in revenue recognition were identified that resulted primarily from a lack of secondary review over the application of accounting principles to specific contract terms as well as the analysis and estimates supporting the amounts recorded. These errors resulted from the lack of a systematic process for accumulating information supporting VSOE and underlying recorded revenue as well as the lack of appropriate levels of review. As a result, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the "Consolidated Financial Statements" as set forth under Item 8 of this Annual Report on Form 10-K.

  •
  We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock to provide reasonable assurance that all transactions were being appropriately recorded and summarized in the financial statements. Specifically, we did not accrete the carrying value to redemption value at the earliest redemption date and did not properly record the accrued and unpaid dividends on our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock. As a result of these identified deficiencies, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the "Consolidated Financial Statements" as set forth under Item 8 of this Annual Report on Form 10-K.

  •
  We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for income taxes, specifically the appropriate valuation allowance for deferred tax assets. As a result of this material weakness, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the "Consolidated Financial Statements" as set forth under Item 8 of this Annual Report on Form 10-K.

        We believe that our remediation efforts have strengthened our internal controls over financial reporting and these efforts to date have included the following:

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

  If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934 and Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to achieve and maintain adequate internal control over financial reporting, our business results of operations and financial condition, and investors' confidence in us, could be materially adversely affected.

        As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of internal controls over financial reporting. Our management has assessed our existing internal control over financial reporting as of December 31, 2007, and our management has concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

        We expect to dedicate significant management, financial and other resources in 2008 in connection with our continuing compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect these efforts to include a review of our existing internal control structure. As a result of this review, we may either hire or outsource additional personnel to expand and strengthen our finance function. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our headquarters in Wayne, Pennsylvania, which consists of approximately 90,000 square feet. The leases for our headquarters expire in August 2016. We believe that our facilities are in good operating condition and will adequately serve our anticipated growth for at least the next 18 months. We also anticipate that, if required, suitable additional or alternative space will be available on commercially reasonable terms, in office buildings we currently occupy or in space nearby, to accommodate expansion of our operations.

Item 3.    Legal Proceedings.

        There are no material legal proceedings to which we are a party or to which any of our property is subject. We may, however, become subject to lawsuits in the ordinary course of business.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases                of Equity Securities.

Market Information of Common Stock

        Our common stock has been traded on the NASDAQ Global Market under the symbol "MEDE" since December 13, 2006. Prior to that date, there was no public market for our common stock. The table below sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by NASDAQ.

	High	Low
Fiscal Year 2007:
First Quarter	$10.04	$5.40
Second Quarter	6.57	3.99
Third Quarter	4.98	3.25
Fourth Quarter	4.30	2.01
Fiscal Year 2006:
December 13, 2006 through December 31, 2006	$10.24	$9.04

        As of March 17, 2008, we had approximately 112 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,106,150	$6.72	1,040,924
Equity compensation plans not approved by security holders	50,000	$4.00	—

Stock Performance Graph and Cumulative Total Return

        The following Stock Performance Graph shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference therein.

        Prior to December 13, 2006, shares of our common stock were not publicly traded and there was no public market for our common stock. The graph below compares the cumulative total shareholder return of our common stock with that of the NASDAQ Global Market Composite Index and the NASDAQ Computer Index from December 13, 2006 (the date shares of our common stock began to trade publicly) through December 31, 2007. The graph assumes an investment of $100 in shares of our common stock and in both of the other indices on December 13, 2006 and reinvestment of all dividends. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of shares of our common stock.

Cumulative Total Stockholder Return

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*
Among MEDecision Inc, The NASDAQ Global Market Composite Index
And The NASDAQ Computer Index

*
$100 invested on 11/30/06 in stock or 12/13/06 in index-including reinvestment of dividends.
Fiscal year ending December 31.

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

Sales of Unregistered Securities during Fiscal Year 2007

        During the fiscal year ended December 31, 2007, we issued the following number of shares of common stock upon the "net share settlement" of outstanding warrants to the following persons on the dates indicated below. We did not receive any proceeds from the cashless exercise of these warrants. No underwriters were involved in the following sales of securities.

Name	Date	Number of shares of common stock issuable upon exercise of warrant	Number of shares of common stock issuable upon exercise of warrant
Silicon Valley Bank	May 25, 2007	82,965	52,734
Silicon Valley Bank	May 25, 2007	35,000	22,247
PNC Bank National Association	June 15, 2007	141,593	72,775

        The term "net share settlement" refers to the surrender of a portion of a warrant as payment for the exercise price of the portion of the warrant exercised. Each of the sales of these securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof or Regulation D promulgated thereunder relating to sales not involving a public offering.

Item 6.    Selected Financial Data.

        The following table sets forth our selected financial data for the periods indicated. The data set forth should be read in conjunction with our Consolidated Financial Statements together with the related notes thereto included elsewhere herein and in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein. As further explained in Notes 2 and 6 of the Consolidated Financial Statements, all of our Preferred Stock was converted to common stock upon the completion of our initial public offering, which will affect the comparability of the amounts shown for 2007 and 2006 with earlier periods.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Subscription, maintenance, and transaction fees	$25,198	$22,090	$17,187	$14,666	$12,600
Term licenses	6,423	8,778	9,729	6,260	2,439
Professional services	13,134	13,341	11,680	7,102	5,488

Total revenue	44,755	44,209	38,596	28,028	20,527
Cost of revenue
Subscription, maintenance, and transaction fees	9,790	7,641	8,163	6,774	4,837
Term licenses	3,065	1,722	1,653	1,455	872
Professional services	6,871	5,806	5,499	4,843	3,622

Total cost of revenue	19,726	15,169	15,315	13,072	9,331

Gross margin	25,029	29,040	23,281	14,956	11,196
Operating expenses
Sales and marketing	8,801	10,534	7,778	4,668	3,211
Research and development	6,003	8,045	2,627	3,243	3,903
General and administrative	16,295	12,520	9,707	6,320	4,343

Total operating expenses	31,099	31,099	20,112	14,231	11,457

(Loss) income from operations	(6,070)	(2,059)	3,169	725	(261)
(Loss) gain on change in fair value of redeemable convertible preferred stock conversion options	—	(8,615)	(694)	(576)	38
Interest income (expense), net	84	(466)	(274)	(175)	(249)

(Loss) income before (provision) benefit for income taxes	(5,986)	(11,140)	2,201	(26)	(472)
(Provision) benefit for income taxes	—	(6,677)	6,491	—	—

Net (loss) income	(5,986)	(17,817)	8,692	(26)	(472)
Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(8,068)	(3,994)	(6,113)	(7,958)

(Loss) income available to common shareholders	$(5,986)	$(25,885)	$4,698	$(6,139)	$(8,430)

(Loss) income per share available to common shareholders, basic	$(0.39)	$(5.62)	$1.45	$(1.92)	$(2.71)

(Loss) income per share available to common shareholders, diluted	$(0.39)	$(5.62)	$0.66	$(1.92)	$(2.71)

Weighted average shares used to compute (loss) income available to common shareholders per common share, basic	15,514,388	4,605,318	3,229,064	3,189,366	3,107,920
Weighted average shares used to compute (loss) income available to common shareholders per common share, diluted	15,514,388	4,605,318	14,143,586	3,189,366	3,107,920

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,857	$17,408	$2,447	$431	$764
Total current assets	21,645	28,584	16,366	5,836	4,028
Total assets	39,228	41,380	32,283	12,219	7,150
Short-term debt	2,486	2,161	1,262	552	699
Deferred revenue, current	10,049	9,662	8,951	5,639	3,861
Total current liabilities	18,674	17,287	17,137	10,016	7,077
Long-term debt	3,114	2,557	2,515	1,180	174
Deferred revenue, net of current	323	691	666	246	—
Prefered stock	—	—	47,115	50,837	44,714
Total shareholders' equity	14,689	18,465	(38,402)	(51,082)	(44,980)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and our consolidated financial statements and the notes to those statements appearing elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly under the caption "Risk Factors."

Overview

        We are a leading provider of collaborative health care management solutions, including integrated software, services and clinical content to health care payers. Our solutions provide a logical way to manage members and member populations and improve health outcomes.

        Before we simplified our product offerings in December 2007, our Collaborative Health Care Management suite consisted of four related product modules—(i) Data Gathering and Analytics; (ii) Clinical Rules and Processes; (iii) Advanced Medical Management; and (iv) Collaborative Data Exchange. We currently have combined our Case Management, Disease Management, Utilization Management functions and supporting applications (which were primarily features and functions incorporated into the previous Data Gathering and Analytics, Clinical Rules and Processes, and Advanced Medical Management module) into Alineo and our collaborative health information exchange services (previously certain features and functions of Collaborative Data Exchange) into Nexalign.

        Our collaborative health care management solutions include—(i) Alineo, a platform addressing case management, disease management and utilization management within a payer organization; and (ii) Nexalign, a collaborative health information exchange service. The Alineo solution provides a simplified and smart process for analyzing, applying, and automating payer-driven best practices. It provides intuitive predictive modeling tools to identify patients who can immediately benefit from case and disease management programs, delivers turnkey clinical knowledge and pathways based on embedded clinical content and allows payers to automatically and intelligently administer and evaluate member and population-wide health care programs including approvals, referrals, and extensions. The Nexalign solution provides a simplified and smart way for health care payers, patients, physicians, and other health care providers to securely access and exchange health information to foster better clinical decisions. It is designed around Clinical Summaries, clinically validated payer-based electronic health records.

        Since 1999, we have focused on broadening our solutions to respond to the evolving needs of our customers. In 1999, we began offering a Data Gathering and Analytics module; in 2001, we began offering a Collaborative Data Exchange module; in 2003, we began offering OptiCareCert; in 2004, we began offering OptiCarePath; in 2005, we began offering our customers the ability to electronically transmit Clinical Summaries via our Collaborative Data Exchange module; and, in December 2007, we reengineered and simplified our product offering into two solutions: Alineo, focusing on the information and workflow requirements inside a payer's organization, and Nexalign, focusing on the exchange of clinical information from multiple sources to the point of care.

        We operate in a relatively small market, where we have 56 of approximately 350 potential customers. This presents our management with the challenge of expanding our revenue within a limited potential customer base, and the attendant risk of our inability to grow revenue if we are unable to do so. Our strategy is to develop new customers, sell additional solutions to existing customers, and introduce new products such as Alineo and Nexalign. However, not every potential customer is in the market for software at all times. Because of the cost, time and effort involved in implementing a software solution like the products we sell, once a potential customer chooses a solution from a competitor over the collaborative health care management solutions that we offer, these potential customers may not be in the market to buy a complete software solution for a number of years, although there may be opportunities to provide them with specific modules to address particular needs that they may have.

        We license our solutions primarily to large regional health care insurance companies. As of December 31, 2007, our customers included approximately 56 regional and national managed care organizations, including the largest organizations in more than 28 regional markets. Our revenue has increased at a compound annual growth rate of 21.5% since 2003, to $44.8 million for the year ended December 31, 2007. Our overall increase in revenue is attributable to increased emphasis by our customers on active management of their total insured population and the expansion of our solutions to meet their evolving needs.

        In the past, our non-recurring revenue, which primarily consists of term license fees for our software products and professional service fees associated with implementation of these software products, has constituted a significant portion of our revenue. This non-recurring revenue is generally paid in lump sums, thereby decreasing the predictability of our revenue. As a result of these risks and challenges, we have focused, and anticipate that we will continue to focus, on the growth of our business, expanding existing customer relationships, developing innovative new solutions, expanding our customer base within our market and continuing to build recurring and predictable revenue through new products like our Clinical Summary.

        Prior to 2006, we experienced our fastest growth in term licenses and professional services revenue, thereby increasing those items as a percentage of our revenue. Consequently we realized a decreasing percentage of subscription, maintenance and transaction fee revenue even though that revenue grew as well. For the year ended December 31, 2007, subscription, maintenance and transaction fee revenue increased as a percentage of total revenue due to increased sales of our Data Gathering and Analytics and Collaborative Data Exchange modules, which are currently a part of our Alineo solution. In the future, we anticipate the market will have an increased focus on Electronic Health Records and what we refer to as our Clinical Summary. For these solutions, our customers pay an annual subscription fee and pay a transaction fee each time they utilize the solution. In addition, once adopted by a customer, there are less sales and administrative efforts required to increase the transaction volume with a customer as compared to the efforts required to sell a new term license for one of our other solutions. We anticipate that the growth of this portion of our business will continue to outpace our traditional software licenses and, as a result, subscription and transaction revenue will become a larger portion of our overall revenue. We anticipate that this strategy will continue to lead to more recurring and predictable overall revenue. In addition, given the lower administrative and sales costs associated with this revenue, we anticipate that this will increase our margins, especially as transaction volume with a given customer increases.

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

Background

        We began operations in 1988 by licensing an automated medical management solution to large regional health care insurance companies. This solution was the predecessor to the Advanced Medical

Management module. In 1999, we acquired the assets of an analytical software company that became the basis of the Data Gathering and Analytics module. In 2000, we expended a significant amount of capital to begin the development of the Collaborative Data Exchange module, completing the initial development of the module in the third quarter of 2001. In December 2002, we acquired assets that were the foundation for clinical decision support content, which enabled us to create the Clinical Rules and Processes module. In 2005, we began to offer our customers the ability to electronically transmit Clinical Summaries to providers at the point of care. These modules were licensed to customers individually or as an integrated collaborative health care management solution. In December 2007, we combined our Case Management, Disease Management, Utilization Management functions and supporting applications (which were primarily features and functions incorporated into the previous Data Gathering and Analytics, Clinical Rules and Processes, and Advanced Medical Management module) into Alineo and our collaborative health information exchange services (previously certain features and functions of Collaborative Data Exchange) into Nexalign. Alineo focuses on the information and workflow requirements inside a payer's organization, and Nexalign, focusing on the exchange of clinical information from multiple sources to the point of care.

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

Sources of Revenue

        We derive revenue from the following sources: (i) subscription, maintenance and transaction fees; (ii) term license fees for our solutions; and (iii) fees for discrete professional services. These revenue streams are derived from the licensing of our collaborative health care management solutions that include—(i) Alineo, a platform addressing case management, disease management, and utilization management within a payer organization; and (ii) Nexalign, a collaborative health information exchange service. Alineo is a collaborative health care management platform that addresses case, disease, and utilization management within the walls of the payer and consists of: Alineo Care Management Analytics, that enables a payer to process, summarize, and evaluate information from both internal and external sources; Alineo Clinical Intelligence, that identifies specific condition treatment opportunities as well as health and wellness interventions; Alineo Clinical Summaries, that are clinically validated payer-based health records compiled from claims and care management data files and created for our customer's members; Alineo Clinical Programs, that consists of clinical pathways for case and disease management that automatically populate questionnaires, goal templates, and other correspondence to members and providers; Alineo Clinical Criteria, that allows our customers to determine the medical appropriateness of a requested health care service or treatment; Alineo Automated Approvals, that support the use of customer defined business rules to automatically evaluate care requests to determine medical appropriateness and whether the request should be approved or pended for further review by our customer's medical staff; Alineo Reporting, that is a standard set of report templates; Alineo Correspondence, that supports documentation management and letter generation; and Workflow Management, that allows care management staff to automatically and intelligently administer, manage and evaluate both individual and population-wide health care programs. Our Nexalign solution is a collaborative health care information exchange service that provides a way for payers, patients, physicians, and other health care providers to securely access and exchange health information to foster better clinical decisions. Nexalign is designed around Clinical Summaries, which are payer-based electronic health records that have been clinically validated.

  Subscription, Maintenance and Transaction Fees

        Our customers pay annual subscription fees to license clinical pathways for case and disease management through Alineo Clinical Programs, to process data through MEDecision's service bureau and access reports using Alineo Care Management Analytics and Alineo Clinical Intelligence and to transmit clinical data and decisions through our Nexalign solution. Customers also pay a fee for each transaction transmitted over our network. We recognize these subscription fees ratably over the term of the subscription agreement and include this in the subscription, maintenance and transaction fee revenue on our consolidated statements of operations. We also offer our customers a hosted solution and receive monthly fees for those services. We recognize hosting revenue ratably over the term of the related agreement, which is typically five years in duration. Hosting revenue is included in subscription, maintenance and transaction fee revenue on our consolidated statements of operations.

        Our customers pay an annual maintenance and support fee equal to approximately 22% of the Workflow Management and Alineo Automated Approvals initial license fees, which entitles our customers to unspecified software updates and upgrades and basic product support. For Alineo Clinical Programs contracted for under a term license model, our customers pay approximately 35% of the initial license fee for unspecified software updates and upgrades, including content updates, and basic product support. We recognize maintenance and support fees ratably over the term of the maintenance and support agreement.

        Our customers pay transaction fees for each member eligibility verification, for clinical adjudication of treatment requests and for access to on-demand member health information, including Clinical Summaries. We recognize transaction fees at the time of the transaction.

  Term License Fee

        Our customers pay a term license fee to utilize Workflow Management and Alineo Automated Approvals and Clinical Rules and Processes modules, typically for five years. We recognize revenue for term license fees upon delivery of the software assuming all other revenue recognition criteria have been met.

  Professional Services

        In conjunction with our solutions, we provide services to assist our customers in the installation and implementation of the software and the integration of our solutions with other systems within the health care insurance company. We sell these services on either a fixed price or a time-and-materials basis and recognize revenue when the services are performed. Services revenue also includes reimbursable billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.

        Each of our license models provides us with a recurring revenue stream. Historically, a substantial portion of our clients have renewed their licenses each year. During the year ended December 31, 2007, our clients renewed 89% of the contracts which were to expire during that period. The combination of recurring revenue and high renewal rates provide us with substantial annual revenue predictability. Although in general our revenue is consistent throughout the year, sales of certain modules that have an initial term license can cause revenue volatility from quarter to quarter. The sales cycle for our Alineo solution is typically eight months or longer. As a result, it is difficult for us to predict the quarter in which a particular sale may occur. In addition, in a small portion of our sales, the license fee is material relative to our total revenue during the quarter. Accordingly, our revenue may vary significantly from quarter to quarter depending on the quarter during which a large sale occurs.

  Strategy for Growth

        Our strategy for revenue growth is to (1) increase recurring and transaction-based revenue streams as a percentage of total revenue, primarily through Clinical Summary transactions; (2) expand our customer base into additional managed care organizations in the United States that could benefit from our entire collaborative health care management solutions, including Alineo and Nexalign; (3) expand relationships with our existing customers; and (4) develop the next generation of our solutions.

        Historically, we derived most of our revenue from our Advanced Medical Management module, for which our customers purchase five-year term licenses and which we recognize as revenue at the time we enter into the contract. In 1999, we began licensing modules that provide transaction or annual recurring revenue that are recorded ratably over the contract term. In 2005, we began delivering a Clinical Summary for eight managed care organizations. We intend to emphasize Nexalign and components of Alineo that are transaction oriented and annual recurring revenue, as these streams provide us with greater revenue visibility and higher gross margins and operating margins. We have developed a scalable network infrastructure to deliver a high volume of transactions (such as authorizations, referrals and Clinical Summaries) to providers and patients. An increase in transaction volume will require some additional technology infrastructure, but we believe the cost of network expansion will be substantially lower than the increase in revenue. In addition, we expect some investment initially in sales and marketing to educate and assist in the initial deployment of transaction-based modules, but less, as a percentage of revenue, than the increase in revenue.

        Prior to 2003, we licensed our software module separately to payer organizations. Beginning in 2003, we began marketing and licensing our modules as an integrated solution, providing the payer an ability to license the entire Collaborative Care Management suite, or certain components initially, based upon the payer's business needs at that time. In December 2007, we reengineered and simplified our product offering into two solutions: Alineo, focusing on the information and workflow requirements inside a payer's organization, and Nexalign, focusing on the exchange of clinical information from multiple sources to the point of care. We intend to market and license Alineo and Nexalign as an integrated Collaborative Health Care Management Solution. In addition we intend to allow new customers to license components based upon their business needs at the time of licensing and to allow existing customers to increase their utilization of integrated solutions as their business needs changes. We believe there are at least 350 additional managed care organizations in the United States, self-insured companies and Medicare and Medicaid organizations that could benefit from licensing and deploying our entire collaborative health care management solutions, or selected modules-within Alineo and Nexalign. We license our solutions to new customers through our direct sales force, and our marketing initiatives generally have included conferences, trade shows, health care industry events and direct mail campaigns. We will continue to invest in additional sales personnel and marketing programs to increase awareness of our integrated solution, but not at the same rate of our revenue growth.

        Through our customer sales operation, we have expanded our penetration within our customer base by including more members and by increasing the number of modules licensed by our customers. We intend to develop additional cross-selling programs to aid our customer relationship staff to continue to increase the number of modules utilized by our customers in the provision of care to their membership. The large cross-selling opportunity is based on the adoption of the Clinical Summary transactions, which benefit the payer, patient and provider. This adoption will require some investment in marketing, but we expect it to be less than the direct sales costs associated with the sales of our historical software solutions.

  Trends in Sales of our Solutions

        Prior to 2007, our Collaborative Care Management suite consisted of four related product modules: (i) Data Gathering and Analytics; (ii) Clinical Rules and Processes; (iii) Advanced Medical Management; and (iv) Collaborative Data Exchange. Prior to 2003, we marketed and sold these modules individually rather than as a suite of products. From 2003 to December 2007, we marketed these modules as the Collaborative Care Management suite, although we continued to license the modules individually in order to offer our customers an individualized solution. Prior to 2004, our customers generally initiated their relationships with us by licensing just Advanced Medical Management as the core of their business. However, since 2004, we believe that our customers have focused more on implementing integrated multi-functional systems and have looked for products that offer more than a claims management system.

        A significant number of our new customers have licensed one or two modules in addition to the Workflow Management component of Alineo. We anticipate that this will remain the case for the foreseeable future. In December 2007, we simplified our product offering into two solutions, Alineo and Nexalign. By doing so, we now focus on implementing integrated multi-functional systems and will attempt to license several of our modules to new customers with a view to integrating them as one platform. Both new and existing customers will be able to license individual components of Alineo based upon their business requirements at the time of licensing.

        As a result of this shift in market focus to more integrated software solutions, we anticipate that new customers will license Alineo and Nexalign that utilize the interperability or our modules and that our existing customers will continue to expand their product suites by either outright licensing additional modules or licensing Alineo and/or Nexalign. However, given that most of our customers initially licensed our Advanced Medical Management module, revenue related to that module is a significant portion of our overall revenue. We anticipate that this significance will diminish as customers license additional modules, our transaction fee revenue increases as a percentage of overall revenue, or as customers license Alineo and Nexalign.

Cost of Revenue

        Our costs of revenue are broken down into cost of subscription, maintenance and transaction fees, cost of term licenses, and cost of professional services.

        Our cost of subscription, maintenance and transaction fees primarily consists of:

  •
  amortization of internally developed and purchased capitalized software;

  •
  compensation and related employee benefits of our product support, product maintenance and product hosting staff;

  •
  third-party maintenance fees associated with the third-party software incorporated into our software solutions;

  •
  solution hosting costs associated with a third-party secured facility;

  •
  royalties related to software subscriptions; and

  •
  communication costs associated with our hosting network.

        Our cost of term licenses primarily consists of:

  •
  amortization of internally developed and purchased capitalized software; and

  •
  third-party license fees for the third-party software incorporated in our software solutions.

        Our cost of professional services primarily consists of:

  •
  compensation and related employee benefits for our professional services staff;

  •
  costs of independent contractors that provide consulting and professional services to our customers; and

  •
  travel, lodging and other out-of-pocket expenses for our staff and independent consultants to perform work at a customer's site for which we receive reimbursement.

        The costs associated with each of our modules, as a percentage of revenue, is different. Therefore, changes in the mix of modules and services will result in fluctuations in gross margin. We expect the percentage of our revenue derived from our software licenses and subscriptions to increase in the future. As a result, we expect our gross margins to increase in the future.

Operating Expenses

        We classify our operating expenses as follows:

  Sales and Marketing

        Sales and marketing expenses primarily consist of:

  •
  personnel and related costs for employees engaged in sales, corporate marketing, and solutions marketing, including salaries, commissions, other incentive compensation and related employee benefit costs;

  •
  travel related expenses to meet with existing and potential customers, and for other sales and marketing related purposes;

  •
  costs associated with trade shows and industry conventions;

  •
  fees and other expenses related to public relations consultants; and

  •
  costs associated with our annual user conference and other marketing related activities.

        We expense our sales commissions proportionately over the same period that the related revenue is recognized. We expect our sales and marketing expense to increase in the future as we increase the number of direct sales professionals and invest in marketing programs to encourage provider adoption of our Alineo and Nexalign solutions and its related product modules. However, we expect sales and marketing expenses to remain relatively constant as a percentage of revenue for the foreseeable future.

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

        Historically, we have capitalized a portion of our research and development expenses related to purchased and internally developed software. Capitalized research and development expenses totaled $4.8 million, $1.4 million, and $2.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. Otherwise, we expense research and development as those costs are incurred.

  General and Administrative

        General and administrative expenses represent the complete, unallocated costs and expenses of managing and supporting our entire operations. General and administrative expenses consist primarily of:

  •
  personnel and related costs for our executives, finance, human resources, corporate information technology systems, corporate quality, and administrative personnel;

  •
  legal and accounting fees;

  •
  professional fees relating to Sarbanes-Oxley compliance;

  •
  facilities and related costs;

  •
  recruiting and training costs;

  •
  depreciation and amortization;

  •
  travel related expenses for executives and other administrative personnel; and

  •
  computer maintenance and support for our internal information technology system.

        We expect general and administrative expenses to increase in the future as we invest in an infrastructure to support our continued growth.

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

        We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

  Revenue Recognition

        We derive revenue primarily from three sources: (i) recurring revenue consisting of product support and annual recurring subscription fees for our service bureau and hosted offerings, including PCS, transaction revenue associated with member eligibility verification, clinical adjudication of treatment requests and access of on-demand member health information and technical and clinical maintenance and support fees; (ii) initial term and renewal license fees for our core software products; and (iii) fees for discrete professional services. Our standard license agreement typically provides a time-based license, which is typically five years in duration, to use our solutions. We may license our software in multiple element arrangements if the customer purchases any combination of maintenance, consulting, training, subscriptions or hosting services in conjunction with the software product license.

        We recognize revenue pursuant to the requirements of AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition; as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions; SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts; the SEC's Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition; Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements With Multiple Deliverables; EITF Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware; EITF Issue No. 03-05, Applicability of AICPA Statements of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software; and other authoritative accounting guidance.

        We enter into transactions that represent multiple-element arrangements, which may include a combination of professional services, hosting, PCS and software. In instances where certain arrangements include both software and non-software related elements, we apply the principles of SOP 97-2 to software elements. If the elements of the arrangement fall outside the scope of SOP 97-2, then we apply the principles of EITF 00-21. In accordance with EITF 00-21, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

  •
  the delivered item(s) has value to the client on a stand-alone basis;

  •
  there is objective and reliable evidence of the fair value of the undelivered item(s); and

  •
  if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

        If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s)

but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). We apply the revenue recognition policies discussed below to each separate unit of accounting.

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

        Under SOP 97-2, provided that the customer's contract does not require significant production, modification or customization of our basic software code, we recognize revenue when the following four criteria have been met:

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

  •
  the customer cannot contract with another hosting provider without significant effort or expenditure; or

  •
  the software's functionality is compromised by the termination of hosting services.

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

        If, at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, then revenue is deferred until the arrangement fee becomes due and payable by the customer, assuming all other revenue recognition criteria have been met. If at the outset of an arrangement we determine that collectability is not probable then, revenue is deferred until payment is received. Our license agreements typically do not provide for a right of return other than during the standard 90-day warranty period. Historically, we have not incurred warranty expense or experienced returns of its products. If an arrangement allows for customer acceptance of the software or services, then we defer revenue recognition until the earlier of customer acceptance or when the acceptance rights lapse.

        We also offer subscriptions to access software which is hosted at our ASP facility. We categorize these fees as subscriptions. The fees related to these subscription arrangements are recognized as revenue ratably over the subscription term, which is typically twelve months. Revenue for multiyear time-based licenses that include maintenance, whether separately priced or not, is recognized ratably over the license term and included in subscription, maintenance and transaction fee revenue unless a substantive maintenance renewal rate exists, in which case the residual amount is recognized as software revenue and included in term license fee revenue when the basic criteria in SOP 97-2 have been met.

        Our initial maintenance term is generally in the range of one to five years, renewable by the customer on an annual basis thereafter. Our customers typically prepay maintenance for periods of one to twelve months. Maintenance revenue is deferred and recognized ratably over the term of the maintenance contract and is included in subscription, maintenance and transaction fee revenue. Should a customer with maintenance be specifically identified as a bad debtor, then we would cease recognizing maintenance revenue except to the extent that maintenance fees have already been collected.

        While the statements of work with our customers may specify multiple elements, we believe that the service elements included in our contractual arrangements with customers are not essential to the functionality of our software, which can operate in a standalone fashion upon installation. These service elements do not include significant modification or customization of our software, but may include configuring, designing and implementing simple interfaces with other customer software, installation and configuration of third-party software, and training in the use of both our software and third-party software. The timing of payments for software is independent of the payment terms for the service elements in our contractual arrangements with customers. In multi-element arrangements involving software and consulting, training or other services that are not essential to the functionality of the software, the services revenue is accounted for separately from the software revenue. We offer package pricing for the various service elements of our contractual arrangements with customers, and recognize VSOE for service elements based on the prices of those packages, which are based on hourly rates consistent with those used in the separate sales of services.

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

        In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, we account for out-of-pocket expenses billed to customers as maintenance, consulting and training revenue with related costs included in cost of revenue. For the years ended December 31, 2007, 2006, and 2005, reimbursement expenses totaled $501, $438, and $427, respectively.

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

        In prior periods, our estimates of the total cost of consulting, training and other services, which are recognized under the proportional performance method, have been reasonably accurate. As a result, there have been no significant changes in the amount of gross profit recognized relative to the revenue recognized in different periods.

        If we were to change our pricing approach in the future, this could affect our revenue recognition estimates, in particular, if bundled pricing precludes establishment of VSOE.

  Accounts Receivable and Allowance for Doubtful Accounts

        All of our accounts receivable are due from trade customers. Credit is extended based on evaluation of each customer's financial condition. Collateral is not required. Accounts receivable payment terms are typically 30 days and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Customer accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors including the length of time trade accounts receivable are past due, our previous loss history, customers' current ability to pay their obligations to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

        As required by the FASB under SFAS No. 123R, Share-Based Payment, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R which requires us to apply the provisions of SFAS No. 123R to new awards granted, and to awards modified, repurchased, or cancelled after the effective date. We began recognizing stock-based compensation expense under a calculated measurement value computation effective January 1, 2006. The fair value of stock options will be recognized as expense in our financial statements over the remaining vesting period of the stock options. The adoption of SFAS No. 123R resulted in $1,174 and $224 of expense in 2007 and 2006, respectively. In addition, the adoption of this standard will result in difficulties comparing our operating results for future periods to those of our prior periods, since prior periods through 2005 will not reflect stock-based compensation expense under SFAS No. 123R.

        At the time that options were granted during the years 2004, 2005 and in January and April of 2006, the fair value of the common stock for the options was estimated by the board of directors, with input from management. Given the absence of an active market for our common stock, our board of directors, the members of which we believe had extensive business and finance experience, was required to estimate the fair value of our common stock at the time of each option grant. In July 2006, we engaged an independent valuation specialist, Mufson, Howe, Hunter, & Company, LLC ("Valuation Expert") to perform a retrospective valuation of our common stock as of and for the years ended December 31, 2004 and 2005, and the six months ended June 30, 2006. As a result of this retrospective valuation, it was determined that the exercise prices for the stock options granted in the first half of 2004 and for April and July 2006 exceeded the fair value of our common stock at those dates. The exercise prices for stock option grants in the second half of 2004, all of 2005 and January 2006 were below the retrospective fair values determined for those dates. Accordingly, as required by APB Opinion 25, for the difference by which the fair value of the underlying common stock exceeded the option exercise price of the grants in 2004 and 2005, we recognized stock-based compensation expense in our consolidated statements of operations for the years ended December 31, 2007, 2006, and 2005 in the amounts of approximately $490, $397, and $256, respectively.

Significant Factors, Assumptions, and Methodologies Used in Determining Fair Value of Options Granted Prior to Our Initial Public Offering.

        We used the market approach (one of three generally used valuation approaches) to estimate the value of the enterprise at each date at which options was granted. The market approach uses direct comparisons to other enterprises and their equity securities to estimate the fair value of privately issued securities. The fair value measured by the market approach is based on a comparison to similar enterprises or similar transactions. Our board of directors considered the market values of comparable software companies in public and private sales, conducted discussions of value with outside equity investors (including those who had purchased shares of our Series A, Series B, and Series C preferred stock) and potential strategic business partners and considered our business trends in determining our market-based value. Our board of directors then deducted the liquidation preferences of the preferred stock, including accrued and unpaid dividends, to determine the value remaining for the holders of our common stock. Given the objective and subjective factors utilized in this valuation methodology, there is inherent uncertainty in these estimates. Of the three generally accepted valuation methodologies, our board of directors believed that the market approach was the most appropriate approach to utilize because of its focus on value based on a sale or public offering liquidity events. At the time, it was more likely a liquidity event would involve the sale of us or an initial public offering of our common stock.

        The Valuation Expert also used a market approach to value our common stock. The specialist estimated the retrospective fair values of our common stock using a probability-weighted analysis of the present value of returns afforded to common shareholders in each of three possible future liquidity events—an initial public offering, sale or dissolution. Given the structure of our shareholder base, the Valuation Expert did not analyze our value in a scenario where we continue as a private company indefinitely with no liquidity transaction. For each of the three transaction scenarios, estimated future and present values for the shares of our common stock were calculated using assumptions, including: (i) the expected pre-money valuation (pre-initial public offering, pre-sale or pre-dissolution); (ii) the expected probability distribution of values relating to the expected pre-money valuation, which not only demonstrates the level of volatility of expected values, but is particularly important for a junior security—such as the common stock in an enterprise that has preferred stock—which demonstrates an asymmetrical distribution of returns; and (iii) an appropriate risk-adjusted discount rate to the present rate.

        The Valuation Expert's initial public offering valuation was based primarily on the following: (i) an analysis of companies comparable to us, including their valuation at a trailing year multiple and one-year forward revenue multiple; (ii) an analysis of a broader range of software companies, broken down into certain key criteria, including size, profitability and growth; and (iii) since detailed multi-year projections were available only for 2005 analysis, the Valuation Expert performed a discounted cash flow analysis for the December 31, 2005 valuation. Such projections were not available in prior years, and as a result, no discounted cash flow analysis was performed for those years. Using the foregoing, low, median and high values of the common equity were estimated and the common equity per share value was calculated. A weighted-average estimate of values was calculated using weightings of 0% (for the low case), 50% (for the median case) and 50% (for the high case) in the valuation analysis for 2005 and 2004, as well as June 30, 2006.

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

        The dissolution valuation was based primarily on the following: (i) the Valuation Expert's estimate (with management input) regarding expected dissolution proceeds; (ii) upon subtracting our liabilities from our assets, the net value to equity shareholders was estimated; (iii) after deducting accrued dividends, liquidation and preferences from the net equity value, the value to common shareholders was calculated. Since our management has represented that the dissolution scenario is highly unlikely, but not impossible, the Valuation Expert only assigned a 5% probability weighting on this scenario in its calculations.

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

		Year Ended December 31,
	June 30, 2006
		2005	2004
Sale / Merger	25%	70%	85%
IPO	70%	25%	10%
Dissolution	5%	5%	5%

Total	100%	100%	100%

Significant Factors Contributing to the Difference between Fair Value as of the Date of Each Grant and the Estimated Initial Public Offering Price.

        We granted stock options with exercise prices of $0.50 during the years ended December 31, 2005 and 2004, $2.50 in January 2006 and $22.00 in April and July 2006. The Valuation Expert determined in its retrospective valuation that the fair value of our common stock was, as of each date indicated:

	June 30, 2006	December 31, 2005	December 31, 2004
Fair value per share	$6.34	$4.52	$2.02

        For the periods 2004 through 2005, the fair value determined contemporaneously by our board of directors differs from the retrospective valuation by the Valuation Expert, which in turn differed significantly from the initial public offering price of our stock. The primary reason for the difference between the market-based fair value determined by our board of directors and the retrospective valuation by the Valuation Expert relates to the number and composition of the comparison companies used by our board of directors and the Valuation Expert, and the more comprehensive approach used by the Valuation Expert in that the Valuation Expert used a probability-weighted estimate of the values from each of the three scenarios posed (sale of the company, IPO or dissolution). The primary reason for the difference between the initial public offering price and the fair values determined by the Valuation Expert as of June 30, 2006 and December 31, 2005 and 2004 is that during these periods, the Valuation Expert and we determined that it was highly unlikely that we could have completed an initial public offering due to (i) weak initial public offering conditions, (ii) our relative small size in terms of revenue compared to companies that completed initial public offerings during such periods, and (iii) prior to 2005, our lack of profitability. As a result, a liquidity event in the form of a sale or merger was determined to be most likely. Our sale or merger would trigger liquidation payments of approximately $40.0 million to the holders of our Series A, Series B and Series C preferred stock plus accrued dividends, greatly diminishing, or even eliminating, the value of our shares of common stock.

        As of June 30, 2006, the Valuation Expert determined that the fair value of our common stock was $6.34 per share. As disclosed elsewhere, the initial public offering price of our common stock was $10.00. This increase in fair value between that determined by the Valuation Expert and that determined by our underwriters is attributable to the following factors: an increase in the valuation of comparable public companies included in the Valuation Expert's report; an increase in the probability of completing our initial public offering; and, as our initial public offering became more likely, the removal of the discount related to the uncertainty associated with a shareholder liquidity event. In addition, there was also a difference in the methodology utilized by the independent Valuation Expert and our underwriters. The Valuation Expert used a broader group of health care software companies that, overall, had valuation multiples that were lower than the group included in the underwriters' valuation. In addition, the Valuation Expert included as comparable companies only those companies whose revenue base is most closely comparable to our current business model, despite the fact that we anticipate increased subscription, maintenance and transaction fee based revenues in the future from our Patient Clinical Summary product.

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

        Prior to the closing of our initial public offering, we accounted for our previously outstanding preferred stock and related instruments in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock; EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingent Adjustable Conversion Ratios; EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments; SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and other applicable professional standards. The carrying value of our Series A, Series B and Series C preferred stock was increased, or accreted, using the interest method, to redemption value, from the date of issuance to the earliest redemption date. The carrying value of our Series A, Series B and Series C preferred stock were also accreted for the value of accrued and unpaid cumulative dividends.

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

        In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence. Our positive evidence includes our projections of future taxable income, the remaining life of the net operating loss carryforwards and cumulative taxable income over the three most recent fiscal years. Our negative evidence includes operating losses generated from 2000 through 2003 and the taxable losses generated in 2006 and 2007. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.

        Term license revenue of $1.4 million recorded during the fourth quarter of 2006 was below our expectations resulting in a net loss for the year ended December 31, 2006 and reversing the trend of two consecutive years of book and three consecutive years of taxable income. This lower term license revenue was primarily the result of the delay in the execution of certain contracts which became known to us during the last two weeks of the year. In addition, a new customer contract which the Company anticipated obtaining and closing prior to December 31, 2006 was initially lost to a competitor in January 2007 but subsequently signed as a new customer in June 2007. As a result of the delay in the closing of contracts and the lost opportunity, the Company recorded a net loss in the fourth quarter of 2006 and the full year 2006, and, reduced its revenue and net income guidance for 2007. Accordingly, the Company fully reserved the deferred tax asset at December 31, 2006. Due to the continued losses in 2007, the Company maintained this 100% reserve as of December 31, 2007.

        We operate within multiple state taxing jurisdictions and are subject to audit in each jurisdiction. Our United States federal income tax return for 2005 is currently under audit by the Internal Revenue Service ("IRS"). The final resolution of this audit is uncertain and may take several months. Our management does not believe, based upon information currently known to us that the final resolution of this audit will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of this audit the ultimate determination of our taxes owed is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment. In our opinion, adequate provisions for income taxes have been made for all periods. As we gain experience with tax examinations in the future, our estimates of any unrecognized tax benefits may change, which may affect the amount of net operating losses that we may be able to utilize in the future.

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

        We adopted the Financial Accounting Standard Board's Interpretation No. 48, Accounting for Income Tax Uncertainties ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2007, we had $19,050 of unrecognized tax benefits which, if recognized, would favorably impact our effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations within the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. As of December 31, 2007, we have no accrued interest or penalties related to uncertain tax positions. Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

  Recently Issued Accounting Standards

        In June 2006, the FASB reached a consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), ("EITF 06-03"). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change our policy of presenting taxes within the scope of EITF 06-3 on a net basis and had no impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair values, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 ("FSP 157-2") that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We were required to adopt the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We are currently evaluating the effect FSP 157-2 will have on our consolidated financial position and results of operations.

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. Under this statement, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). By electing the fair value measurement attribute for certain assets and liabilities, entities will be able to mitigate potential "mismatches" that arise under the current mixed measurement attribute model. Entities will also be able to offset changes in the fair values of a derivative instrument and its related hedged item by selecting the fair value option for the hedged item. SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007. We were required to adopt SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material effect on our consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, we will adopt this statement on January 1, 2009. We are evaluating the effect SFAS 141(R) will have on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Accordingly, we will adopt this statement on January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position or results of operations.

        In December 2007, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 will be effective for us January 1, 2009 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the effect that the adoption of this consensus opinion will have on our consolidated financial statements.

Significant Customer Contracts

        Two of our customers, Health Care Service Corporation ("HCSC") and Blue Cross Blue Shield of Minnesota ("Minnesota") accounted for 26% and 12%, respectively, of our revenue for the year ended December 31, 2007. HCSC and Horizon Blue Cross Blue Shield ("Horizon") accounted for 27% and 20%, respectively, of our revenue for 2006. HCSC accounted for 25% of our revenue for 2005. Each of these contracts contains a term license component and an annual subscription and maintenance fee component. As is the case generally with all of our term license arrangements, a significant amount of the revenue of the contract is recognized in the initial year of the contract, with the remaining year revenue composed predominantly of annual subscription and maintenance fees and services relating primarily to implementation. See the discussion of "Sources of Revenue" contained under Item 7 of this Annual Report on Form 10-K. As a result, while these two contracts represent a material portion of our revenue for the year ended December 31, 2007, we can not determine at this time whether these contracts will represent a material portion of our revenue in the future.

Consolidated Results of Operations

        The following table sets forth key components of our results of operations for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2007	2006	2005
Revenue
Subscription, maintenance, and transaction fees	56%	50%	45%
Term licenses	15	20	25
Professional services	29	30	30

Total revenue	100	100	100
Cost of revenue
Subscription, maintenance, and transaction fees	22	17	22
Term licenses	7	4	4
Professional services	15	13	14

Total cost of revenue	44	34	40
Gross margin	56	66	60
Operating expenses
Sales and marketing	20	24	20
Research and development	13	18	7
General and administrative	36	28	25

Total operating expenses	69	70	52
(Loss) income from operations	(13)	(4)	8
Loss on change in fair value of redeemable convertible preferred stock conversion options	—	(20)	(2)
Interest expense, net	—	(1)	(1)

(Loss) income before (provision) benefit for income taxes	(13)	(25)	5
(Provision) benefit for income taxes	—	(15)	17

Net (loss) income	(13)	(40)	22
Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(18)	(10)

(Loss) income available to common shareholders	(13)%	(58)%	12%

Comparison of Years Ended December 31, 2007 and 2006

  Revenue

        Consolidated revenue increased slightly to $44.8 million for the year ended December 31, 2007 from $44.2 million for the year ended December 31, 2006. This increase resulted primarily from an increase in subscription, maintenance and transaction revenue offset by decreases in term licenses and professional services revenue. Subscription, maintenance and transaction revenue increased $3.1 million to $25.2 million for the year ended December 31, 2007 from $22.1 million for the year ended December 31, 2006. Term licenses revenue decreased $2.3 million to $6.4 million for the year ended December 31, 2007 from $8.8 million for the year ended December 31, 2006. Professional services revenue decreased $0.2 million to $13.1 million for the year ended December 31, 2007 from $13.3 million for the year ended December 31, 2006.

        Revenue by source is as follows:

	Twelve Months Ended December 31,				Change
	2007		2006		$	%
Subscription, maintenance, and transaction fees	$25,198	56%	$22,090	50%	$3,108	14%
Term licenses	6,423	15%	8,778	20%	(2,355)	(27)%
Professional services	13,134	29%	13,341	30%	(207)	(2)%

Total revenue	$44,755	100%	$44,209	100%	$546	1%

        For the year ended December 31, 2007 we entered into a total of 15 contracts compared to 20 contracts for the year ended December 31, 2006. In 2007, 3 contracts were with new customers who licensed our Collaborative Care Management suite including Patient Clinical Summary and represent aggregate term license revenue of $4.3 million. The remaining 12 contracts were with existing customers that had already implemented our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement. In 2006, 2 contracts were with new customers who licensed our Advanced Medical Management module and at least one other module. The remaining 18 contracts were with existing customers that had already implemented our Advanced Medical Management module. Three of these customers also licensed at least one additional module. During 2006, Horizon licensed our Clinical Care Pathways solution and expanded its utilization of our Advanced Medical Management module to an increased membership base. For the year ended December 31, 2006, Horizon represented approximately 20% of our total revenue.

        The increase in subscription, maintenance and transaction fees revenue was a result of maintenance and support revenue from contracts closed in the periods subsequent to December 31, 2006, annual CPI inflators of approximately 4% included in our maintenance and support contracts, and an increase in authorization and referral transaction revenue.

        The decrease in term license revenue during 2007 compared to 2006 is primarily due to turnover in the sales function and the awaited release of Alineo.

        Professional services revenue decreased slightly during the year ended December 31, 2007 when compared to the year ended December 31, 2006. This decrease is primarily due to the lack of new customer contracts in the fourth quarter of 2006 and the first three quarters of 2007 that would have resulted in implementation revenue during the year ended December 31, 2007.

  Cost of Revenue

        Cost of revenue increased 30% to $19.7 million for the year ended December 31, 2007 from $15.2 million for the year ended December 31, 2006.

        Cost of revenue for each revenue source is as follows:

	Twelve Months Ended December 31,				Change
	2007		2006		$	%
Subscription, maintenance, and transaction fees	$9,790	39%	$7,641	35%	$2,149	28%
Term licenses	3,065	48%	1,722	20%	1,343	78%
Professional services	6,871	52%	5,806	44%	1,065	18%

Total cost of revenue	$19,726	44%	$15,169	34%	$4,557	30%

        This increase resulted from an increase in costs of subscription, maintenance and transaction fees of $2.1 million, an increase in cost of term licenses of $1.3 million and an increase in cost of professional services of $1.1 million.

        The increase in the cost of subscription, maintenance and transaction fees of $2.1 million is primarily due to the increase in personnel and personnel related costs of $0.8 million, software costs of $0.7 million, outside consultant costs of $0.5 million, and in hardware and software support and maintenance costs of $0.1 million. All these factors resulted from personnel additions in our customer support, ASP and hosting operations in order to support an increase in our ASP and hosting customer base, as well as personnel increases related to the creation of our Center for Collaborative Health to focus on provider adoption of the Patient Clinical Summary.

        The increase in cost of term licenses of $1.3 million is principally due to an increase in the cost of third-party license and royalty fees of $1.0 million and the increase in the amortization of capitalized software costs of $0.3 million. The increase in cost of third-party license and royalty fees is primarily due to the heavier concentration of third-party license revenue in 2007 as compared to 2006.

        The increase in the cost of professional services of $1.1 million is due to increased use of independent consultants of $0.6 million and increased personnel and personnel related costs of $0.5 million to support our increased professional services work.

  Gross Margin

        Gross margin decreased 14% to $25.0 million for the year ended December 31, 2007 from $29.0 million for the year ended December 31, 2006. As a percentage of revenue, gross margin decreased to 56% for the year ended December 31, 2007 from 66% for the year ended December 31, 2006.

        Gross margin for each revenue source is as follows:

	Twelve Months Ended December 31,				Change
	2007		2006		$	%
Subscription, maintenance, and transaction fees	$15,408	61%	$14,449	65%	$959	7%
Term licenses	3,358	52%	7,056	80%	(3,698)	(52)%
Professional services	6,263	48%	7,535	56%	(1,272)	(17)%

Total gross margin	$25,029	56%	$29,040	66%	$(4,011)	(14)%

        Gross margin from subscription, maintenance and transaction fees revenue increased 7% to $15.4 million for the year ended December 31, 2007 from $14.4 million for the year ended December 31, 2006. As a percentage of subscription, maintenance and transaction fee revenue, gross margin from subscription, maintenance and transaction fee revenue decreased to 61% for the year ended December 31, 2007 from 65% for the year ended December 31, 2006. The increased revenue level was offset by increased costs due to personnel and consultant increases in our solution support operations and our solutions hosting operations, both of which were designed to support an increase in our ASP and hosting customer base. In addition, increases in software costs and the use of outside consultants further contributed to the reduced gross margin.

        Gross margin from term licenses revenue decreased 52% to $3.4 million for the year ended December 31, 2007 from $7.1 million for the year ended December 31, 2006. As a percentage of term licenses revenue, gross margin from term licenses revenue decreased to 52% for the year ended December 31, 2007 from 80% for the year ended December 31, 2006. This decrease is attributable to the lower term licenses revenue in 2007 compared to the same period in 2006 for the reasons mentioned above. In addition, a significant portion of the costs of term licenses relate to the straight-line amortization of capitalized software costs which are incurred at the same rate regardless of revenue in the period.

        Gross margin from professional services revenue decreased 17% to $6.3 million for the year ended December 31, 2007 from $7.5 million for the year ended December 31, 2006. As a percentage of professional services revenue, gross margin from professional services revenue decreased to 48% for the year ended December 31, 2007 from 56% for the year ended December 31, 2006. The decrease in gross margin from professional services is primarily due to the increase in costs of professional services. The increase in costs reflects a higher proportion of independent consultants utilized by our Client Operations department compared to full-time employees.

  Sales and Marketing

	Twelve Months Ended December 31,		Change
	2007	2006	$	%
Sales and marketing	$8,801	$10,534	$(1,733)	(16)%
As a percentage of revenue	20%	24%

        Sales and marketing expenses decreased 16% to $8.8 million for the year ended December 31, 2007 from $10.5 million for the year ended December 31, 2006. This $1.7 million decrease is a result of decreased commission expense of $1.7 million attributable to the reduced level of term license revenue and professional services revenue and a decrease in sales and solutions marketing personnel and personnel-related costs of $0.3 million due to a reduced headcount. These decreases were offset by increases in recruiting costs of $0.2 million and the use of outside consultants of $0.1 million. The increase in recruiting costs was largely due to the hiring of our Executive Vice President and Chief Solutions Officer.

  Research and Development

	Twelve Months Ended December 31,		Change
	2007	2006	$	%
Research and development	$6,003	$8,045	$(2,042)	(25)%
As a percentage of revenue	13%	18%

        Research and development expenses decreased 25% to $6.0 million for the year ended December 31, 2007 from $8.0 million for the year ended December 31, 2006. The $2.0 million decrease reflects the additional capitalization of software development costs of $3.4 million, the reduction of independent contractor costs of $0.4 million, and the reduction of other research and development costs of $0.1 million. These decreases were offset by the increases in personnel and personnel-related costs of $1.9 million. For the year ended December 31, 2007, we capitalized $4.8 million of software development costs related to specific projects which will add new product features and functionality, an increase of 240% from $1.4 million capitalized for the year ended December 31, 2006. Total research and development expenditures increased 14% to $10.8 million (including capitalized software development costs of $4.8 million) for the year ended December 31, 2007 from $9.4 million (including capitalized software development costs of $1.4 million) for the year ended December 31, 2006. The increase in personnel and personnel related costs is due to the increased headcount and the decrease in contractor costs is due to a lesser reliance on outside contractors due to the increase in headcount.

  General and Administrative

	Twelve Months Ended December 31,		Change
	2007	2006	$	%
General and administrative	$16,295	$12,520	$3,775	30%
As a percentage of revenue	36%	28%

        General and administrative expenses increased 30% to $16.3 million, or $3.8 million, for the year ended December 31, 2007 from $12.5 million for the year ended December 31, 2006. This increase is due to an increase in professional and consultant fees of $0.7 million, facility costs of $0.5 million resulting from the additional space leased, insurance costs of $0.4 million, depreciation expense of $0.4 million, telephone expense of $0.2 million, and other general and administrative fees of $0.9 million. In addition, approximately $1.0 million of the increase is related to stock compensation expense and the adoption of SFAS No. 123R, Share-Based Payment, as of January 1, 2006. These increases were partially offset by a decrease in recruiting costs of $0.3 million due to reduced hiring on a company-wide basis during 2007. The increase in professional and consultant fees and insurance are primarily associated with the additional requirements of being a public company including Sarbanes-Oxley compliance. Of the $1.0 million increase in stock compensation expense, $0.4 million was due to the Company accelerating the vesting of certain stock options previously granted to a former executive pursuant to the separation agreement reached between the Company and the former executive on August 14, 2007. The increase in depreciation and amortization expense is related to the additional leasehold improvements, office furniture, and equipment associated with additional leased office space obtained in August 2006.

  Loss on Change in Fair Value of Previously Outstanding Redeemable Convertible Preferred Stock Conversion Options

        The loss on change in fair value of our previously outstanding conversion options was $8.6 million for the year ended December 31, 2006. All of the outstanding redeemable convertible preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company's common stock.

  Interest Income (Expense), Net

        Interest income, net for the year ended December 31, 2007 was $0.1 million compared to Interest expense, net of $0.5 million for the year ended December 31, 2006. This $0.6 million or 118% increase is attributable to interest earned on larger cash and cash equivalents balances during 2007. The larger cash and cash equivalents balances were a result of net proceeds received from our initial public offering which closed on December 18, 2006.

  Provision for Income Taxes

        The Company fully reserved the deferred tax asset at December 31, 2007 and 2006.

        We recorded an income tax provision of $6.7 million for the year ended December 31, 2006. Management's assessment at December 31, 2006 was that the weight of the negative evidence outweighed the positive evidence that a portion of the deferred tax assets would be realized, and accordingly, the valuation allowance was increased, and the net deferred tax asset was decreased by $6.7 million.

        Term license revenue of $1.4 million recorded during the fourth quarter of 2006 was below our expectations resulting in a net loss for the year ended December 31, 2006 and reversing the trend of two consecutive years of book and three consecutive years of taxable income. This lower term license revenue was primarily the result of the delay in the execution of certain contracts which became known to us during the last two weeks of the year. In addition, a new customer contract which the Company anticipated obtaining and closing prior to December 31, 2006 was lost to a competitor in January 2007. As a result of the delay in closing of contracts and the lost opportunity, the Company recorded a net loss in the fourth quarter of 2006 and the full year 2006, and, reduced its revenue and net income guidance for 2007. Accordingly, the Company fully reserved the deferred tax asset at December 31, 2006. Due to the continued losses during 2007, the Company maintained this 100% reserve at December 31, 2007.

  Net Loss

        We recorded a net loss of $6.0 million for the year ended December 31, 2007 compared to net loss of $17.8 million for the year ended December 31, 2006. The slight increase in total revenue and the increase in the cost of revenue for subscription, maintenance, and transaction fees, term licenses, and professional services all contributed to the decrease in gross margin of $4.0 million. We had a $6.1 million loss from operations for the year ended December 31, 2007 compared to a $2.1 million loss from operations for the year ended December 31, 2006. For the year ended December 31, 2007, we recorded net interest income of $0.1 million resulting in a net loss of $6.0 million. For the year ended December 31, 2006, we recorded net interest expense of $0.4 million, a loss on the change in fair value of redeemable convertible preferred stock conversion options of $8.6 million, and a provision for income taxes of $6.7 million resulting in a net loss of $17.8 million.

  Accretion of Previously Outstanding Convertible Preferred Shares and Redeemable Preferred Shares

        The accretion of our previously outstanding convertible and redeemable convertible preferred shares for the year ended December 31, 2006 was $8.1 million. Under accounting rules, this accretion of value to the preferred stock reduces the net loss available to common shareholders. All of the outstanding convertible and redeemable convertible preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company's common stock.

  (Loss) Income Available to Common Shareholders

        For the reasons described above, the loss available to common shareholders was $6.0 million for the year ended December 31, 2007 compared to loss available to common shareholders of $25.9 million for the year ended December 31, 2006. This resulted from a net loss of $6.0 million for the year ended December 31, 2007 compared to net loss of $17.8 million for the year ended December 31, 2006 and from the $8.1 million in the accretion to the preferred shares which increased the net loss available to common shareholders for the year ended December 31, 2006.

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

        Revenue by source is as follows:

	Twelve Months Ended December 31,				Change
	2006		2005		$	%
Subscription, maintenance, and transaction fees	$22,090	50%	$17,187	45%	$4,903	29%
Term licenses	8,778	20	9,729	25	(951)	(10)
Professional services	13,341	30	11,680	30	1,661	14

Total revenue	$44,209	100%	$38,596	100%	$5,613	15%

        For the year ended December 31, 2006 we entered into a total of 20 contracts compared to 18 for the year ended December 31, 2005. In 2006, 2 contracts were with new customers who licensed our Advanced Medical Management module and at least one other module. The remaining 18 contracts were with existing customers that had already implemented our Advanced Medical Management module and were adding an additional module. In 2005, we entered into a total of 18 contracts, of which 4 were with new customers who licensed our Advanced Medical Management module. Three of these customers also licensed at least one additional module. During 2006, Horizon licensed our Clinical Care Pathways solution and expanded its utilization of our Advanced Medical Management module to an increased membership base. For the year ended December 31, 2006, Horizon represented approximately 20% of our total revenue.

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

  Cost of Revenue

        Cost of revenue decreased 1% to $15.2 million for the year ended December 31, 2006 from $15.3 million for the year ended December 31, 2005.

        Cost of revenue for each revenue source is as follows:

	Twelve Months Ended December 31,				Change
	2006		2005		$	%
Subscription, maintenance, and transaction fees	$7,641	35%	$8,163	47%	$(522)	(6)%
Term licenses	1,722	20%	1,653	17%	69	4%
Professional services	5,806	44%	5,499	47%	307	6%

Total cost of revenue	$15,169	34%	$15,315	40%	$(146)	(1)%

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

        Gross margin for each revenue source is as follows:

	Twelve Months Ended December 31,				Change
	2006		2005		$	%
Subscription, maintenance, and transaction fees	$14,449	65%	$9,024	53%	$5,425	60%
Term licenses	7,056	80%	8,076	83%	(1,020)	(13)%
Professional services	7,535	56%	6,181	53%	1,354	22%

Total gross margin	$29,040	66%	$23,281	60%	$5,759	25%

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

  Sales and Marketing

	Twelve Months Ended December 31,		Change
	2006	2005	$	%
Sales and marketing	$10,534	$7,778	$2,756	35%
As a percentage of revenue	24%	20%

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

  Research and Development

	Twelve Months Ended December 31,		Change
	2006	2005	$	%
Research and development	$8,045	$2,627	$5,418	206%
As a percentage of revenue	18%	7%

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

  General and Administrative

	Twelve Months Ended December 31,		Change
	2007	2006	$	%
General and administrative	$12,520	$9,707	$2,813	29%
As a percentage of revenue	28%	25%

        General and administrative expenses increased 29% to $12.5 million for the year ended December 31, 2006 from $9.7 million for the year ended December 31, 2005 or $2.9 million. This increase is due to an increase of $0.8 million in personnel and personnel related costs within the corporate operations, increased depreciation expense of $0.9 million, an increase in legal and cons ultant costs of $0.6 million associated with the development of our Collaborative Data Exchange module, $0.3 million related to recruiting costs for new personnel and a $0.5 million increase in facility costs resulting from the additional space leased in the year ended December 31, 2006 compared to the year ended December 31, 2005. In addition, approximately $0.4 million of the increase is related to stock compensation expense and the adoption of SFAS No. 123R, Share-Based Payment, as of January 1, 2006.

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

  Provision for Income Taxes

        We recorded an income tax provision of $6.7 million for the year ended December 31, 2006 as compared to a benefit of $6.5 million for the year ended December 31, 2005. The change resulted from management's evaluation of our positive and negative evidence bearing upon the ability to realize our deferred tax assets. Management's assessment at December 31, 2006 was that the weight of the negative evidence outweighed the positive evidence that a portion of the deferred tax assets would be realized, and accordingly, the valuation allowance was increased, and the net deferred tax asset was decreased by $6.7 million.

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

        Since our inception and until our initial public offering which closed on December 18, 2006, we financed our operations primarily through internally generated cash flows, borrowings from banks and the issuance of preferred stock. On December 18, 2006, we raised approximately $26.4 million, net of fees and expenses, through the closing of our initial public offering. As of December 31, 2007 and December 31, 2006, we had cash of $9.9 million and $17.4 million, respectively, and receivables of $10.0 million. As of December 31, 2007 and December 31, 2006, we had no borrowings under our bank working capital facility. As of December 31, 2007 and December 31, 2006, we had $4.5 million and $4.4 million, respectively, in total capital equipment financing, primarily capital leases, outstanding. As of December 31, 2007, we had $0.8 million of software maintenance financing outstanding and $0.3 million of insurance premium financing outstanding. As of December 31, 2006, we had $0.3 million of insurance premium financing outstanding.

        In connection with the closing of our initial public offering on December 18, 2006, all of our outstanding shares of Series A preferred stock, Series B preferred stock and Series C preferred stock converted into common stock under the terms of each of the respective preferred stock designations. All dividends on the Series A preferred stock that were accrued but unpaid as of the date of the offering were converted into common stock pursuant to an election of each holder of such shares as provided under the terms of the Series A preferred stock designation. All dividends on the Series B preferred stock and Series C preferred stock that were accrued but unpaid as of the date of the offering (approximately $9.5 million) were paid in cash from the proceeds of the offering. Thus, as of December 31, 2007 and 2006, we had no accumulated dividends on our preferred stock.

        We have a working capital facility with Silicon Valley Bank ("SVB") that is collateralized by all of our assets. As of December 31, 2006, we were out of compliance with one of the financial covenants under the revolving and equipment line of credit agreements with SVB requiring us to maintain a minimum amount of net income for the quarter ended December 31, 2006. On March 26, 2007, we executed an amendment and waiver to the underlying loan and security agreement to (i) waive the existing default; (ii) increase the amount to be borrowed under the equipment line of credit to $1.75 million; (iii) extend the equipment line maturity date to the earlier of the date 30 months after the calendar quarter subsequent to each equipment advance but no later than December 1, 2009; and (iv) replace the financial covenants requiring us to maintain a minimum amount of liquidity and net income that were set forth under the underlying loan and security agreement with financial covenants requiring us to maintain a minimum ratio of liquidity and a minimum amount of tangible net worth.

        As of June 30, 2007, we were not in compliance with the minimum tangible net worth covenant set forth under the loan and security agreement, as amended, with SVB. On July 23, 2007, we received a waiver of that default from SVB. On November 9, 2007, the Company and SVB entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the "Second Amendment") in which the parties agreed to extend the termination date of our loan and security agreement to December 15, 2007 from September 29, 2007. In addition, under the terms of the Second Amendment, SVB agreed that it would not test the adjusted quick ratio (as defined in the Second Agreement) covenant for the month ended September 30, 2007 and the tangible net worth (as defined in the Second Agreement) covenant for the quarter ended September 30, 2007.

        On December 12, 2007, we and our wholly owned subsidiary, MEDecision Investments, Inc. (collectively, the "Company"), entered into a Second Amended and Restated Loan and Security Agreement (the "Agreement") with SVB pursuant to which the parties thereto have amended and restated their prior loan and security agreement. Under the Agreement, SVB provides senior debt financing to the Company by way of a working capital facility. Our borrowings under the working capital facility can be no more than the lesser of (i) $8.0 million or (ii) eighty percent (80%) of eligible accounts, as such term is defined in the Agreement, less the amount of all outstanding letters of credit (including drawn but unreimbursed letters of credit) and less the outstanding principal balance of any advances made to the Company under the Agreement. The working capital facility terminates on

September 28, 2008. The Company's obligations under the Agreement are secured by a lien on all of the assets of the Company.

        As of December 31, 2007, we had no borrowings outstanding under the working capital facility and a remaining availability of approximately $2.7 million.

Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2007 was $0.3 million. This primarily consisted of a net loss of $6.0 million, partially offset by non-cash depreciation and amortization of $3.8 million and non-cash stock compensation of $1.7 million. Other changes in working capital provided an additional $0.8 million in cash, primarily an increase of $1.4 million in accounts payable offset by a decreases in other accrued expenses and accrued payroll and related costs of $0.4 million and $0.2 million, respectively.

        Net cash provided by operating activities for the year ended December 31, 2006 was $2.0 million and primarily consisted of a net loss of $17.8 million, offset by non-cash depreciation and amortization of $3.1 million, a non-cash reversal of deferred tax assets of $6.7 million, a non-cash loss on change in fair value of redeemable convertible preferred stock conversion options of $8.6 million, non-cash stock compensation of $0.6 million, a decrease in accounts receivable of $0.4 million and by other changes in working capital of $0.4 million. Deferred revenue increased $0.7 million to $10.3 million at December 31, 2006 from $9.6 million at December 31, 2005. Deferred revenue consists of (i) annual maintenance and subscription fees for the software solutions that are paid in advance and recorded over the service period, and (ii) advance billings for professional services projects that are recorded using the proportional performance method based upon labor hours expended compared to estimated labor hours to complete the project. The increase was attributable to an increase in advance payments for professional services projects of $1.6 million partially offset by the amortization of prepaid annual maintenance and subscription fees of $0.9 million.

        Net cash provided by operating activities was $5.7 million for the year ended December 31, 2005. Net cash provided from operating activities for the year ended December 31, 2005 primarily resulted from net income of $8.7 million, plus non-cash depreciation and amortization of $2.1 million, non-cash loss on change in fair value of redeemable convertible preferred stock conversion options of $0.7 million, non-cash stock compensation of $0.3 million, and an increase in deferred revenue of $3.7 million, which was partially offset by the recording of a $6.5 million non-cash deferred tax assets and other changes in working capital used an additional $3.3 million in cash. The other changes was primarily an increase in accounts receivable of $5.9 million, a decrease in prepaid and other assets of $0.3 million, and an increase in accounts payable and other accrued expenses of $0.8 million, and $1.3 million, respectively.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2007 was approximately $5.9 million and was primarily a result of a $4.8 million investment in product development designed to expand the features and functionality of core products, primarily Alineo, and to prepare for the next phase of delivering richer Clinical Summaries. In addition, we invested $1.1 million in capital expenditures.

        Net cash used in investing activities for the year ended December 31, 2006 was approximately $2.5 million. This related to development activities to enhance our product offering and the capitalization of the cost associated with those projects of $1.4 million and the purchase of capital expenditures of $1.1 million.

        Net cash used in investing activities for the year ended December 31, 2005 related to development activities to enhance our product offering and the capitalization of the cost associated with those projects of $2.0 million, the capitalization of contingent payments of $0.1 million related to the acquisition of clinical decision support software at the end of 2002, the capitalization of software developed by an independent firm of $0.3 million, and the purchase of capital expenditures of $0.8 million.

Financing Activities

        Net cash used in financing activities for the year ended December 31, 2007 was $1.9 million. This primarily consisted of $2.0 million for repayments of capital leases outstanding, $0.3 million for repayments of an insurance note outstanding, $0.2 million for the repurchase of common stock to satisfy tax obligations, and $0.1 million for repayments against our equipment line of credit offset by $0.7 million in proceeds from exercise of common stock options.

        Net cash provided by financing activities was $15.5 million for the year ended December 31, 2006. The cash provided by financing activities consisted of net proceeds of our initial public offering which closed on December 18, 2006 of $26.4 million and proceeds from the exercise of common stock option and warrants of $0.1 million. These were offset by the payment of accrued and unpaid dividends to the former holders of our Series B and Series C preferred stock of $9.5 million, repayments against our capital leases outstanding of $1.4 million and repayments against our equipment line of credit of $0.1 million.

        Net cash used in financing activities for the year ended December 31, 2005 was $0.5 million. This primarily consisted of borrowings against our equipment line of credit of $0.3 million offset by repayments against our capital leases outstanding of $0.7 million and repayments against our equipment line of credit of $0.1 million.

        We believe that our cash balances, cash flows from operations and available borrowings under our working capital facility, and capital leases will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. We used approximately $9.5 million of the $26.4 million net proceeds from our initial public offering which closed on December 18, 2006 to pay the accrued and unpaid dividends to the former holders of our Series B and Series C preferred stock upon the automatic conversion of such shares into common stock upon the consummation of the offering. We intend to use the balance of the net proceeds of the offering for general corporate purposes, including working capital needs. We believe opportunities may exist to expand our current business through strategic acquisitions and investments in technology, and we may use a portion of the proceeds for these purposes. Changes in our operating plans, lower than anticipated revenue, increased expenses or other events, including those described in "Risk Factors" may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans, our financial condition and results of operations. Additional equity financing would be dilutive to the holders of common stock, and debt financing, if available, may involve significant cash payment obligations and covenants or financial ratio requirements that restrict our ability to operate our business. We do not, however, have any current plans to issue additional equity, including preferred stock, in the near future.

Contractual Obligations and Commitments

        The following table summarizes our contractual arrangements as of December 31, 2007:

	Payments Due By Period
	2008	2009	2010	2011	2012	Thereafter through 2016
	(in thousands)
Capital leases(a)	$1,899	$1,150	$657	$509	$326	$—
Operating leases	1,967	1,988	1,977	1,999	2,066	8,192
Maintenance note payable(b)	256	153	167	152	—	—
Insurance premium financing(c)	331	—	—	—	—	—
Third party software agreements(d)	873	538	555	—	—	—
Employment agreements(e)	315	—	—	—	—	—
Other obligations(f)	544	—	—	—	—	—

Total	$6,185	$3,829	$3,356	$2,660	$2,392	$8,192

(a)
Excludes interest which is calculated at rates ranging from 6.4% to 18.9%.

(b)
Relates to maintenance arrangements financed in 2007. Excludes interest which is calculated at rates ranging from 0.5% to 9.0%.

(c)
Relates to an insurance policy financed in 2007. Excludes interest which is calculated at 5.9%.

(d)
Relates to minimum software license fees in 2008, 2009, and 2010.

(e)
Represents minimum salaries under an existing executive employment agreement. This agreement and other employment agreements provide for additional payments upon employee separation of approximately $619.

(f)
Relates to third-party hosting facilities.

        The amounts listed above for capital leases represent payments that we are required to make for equipment. If we fail to remain current with our obligations for any of these capital leases, we would be in default, and our continued failure to cure such default would cause our remaining obligations under the defaulted capital lease to become immediately due.

        The amounts listed above for operating leases primarily represent base monthly rent on leases for office space and copier and fax equipment, and do not include required variable facility operating expense reimbursements to the landlord. If we fail to make payments on our office space, we will be required to pay all remaining lease payments immediately.

        We and our wholly owned subsidiary, MEDecision Investments, Inc. (collectively, the "Company") are parties to a Second Amended and Restated Loan and Security Agreement (the "Agreement") with Silicon Valley Bank ("SVB") dated December 12, 2007, pursuant to which the Company and SVB have amended and restated their prior loan and security agreement. Under the Agreement, SVB provides senior debt financing to the Company by way of a working capital facility. The Company's borrowings under the working capital facility can be no more than the lesser of (i) $8.0 million or (ii) eighty percent (80%) of eligible accounts, as such term is defined in the Agreement, less the amount of all outstanding letters of credit (including drawn but unreimbursed letters of credit) and less the outstanding principal balance of any advances made to the Company under the Agreement. The working capital facility terminates on September 28, 2008. The Company's obligations under the Agreement are secured by a lien on all of the assets of the Company.

        The principal amount of loans outstanding under the Agreement accrue interest at a per annum rate equal to three-quarters of one percentage point (0.75%) above the prime rate. In the event that the Company achieves two consecutive fiscal quarters of net income of at least one dollar, the Company's borrowings under the Agreement will thereafter accrue interest at a per annum rate equal to one-half of one percentage point (0.50%) above the prime rate. Notwithstanding the foregoing, if at any time the Company reports net income below one dollar as of the end of any fiscal quarter, the principal amount of loans outstanding under the Agreement will thereafter accrue interest at a per annum rate equal to three-quarters of one percentage point (0.75%) above the prime rate. In addition, if at any time on and after December 31, 2007, the Company are unable to maintain a ratio of unrestricted cash and cash equivalents to current liabilities minus fifty percent (50%) of deferred revenue respecting license, maintenance and services ("Ratio of Liquidity") that is greater than 1.35, the Company's borrowings under the Agreement will thereafter accrue interest at a per annum rate equal to one and one-half of one percentage point (1.50%) above the prime rate.

        Among other covenants with which the Company is required to comply under the Agreement, the Company is required to maintain a Ratio of Liquidity of at least 1.15 measured as of the end of each calendar month until the working capital facility terminates. In addition, the Company is required to achieve a minimum tangible net worth of $6.5 million for the quarter ended December 31, 2007, $4.5 million for the quarter ended March 31, 2008 and $3.0 million for the quarter ended June 30, 2008.

        We are party to a contract to purchase third-party licenses from a software vendor. The agreement expired on December 31, 2005; however, the agreement automatically renews on an annual basis, unless terminated by either party. Expense of $0.5 million was incurred under this agreement in each of the years ended December 31, 2007, 2006, and 2005 and is included in cost of subscription, maintenance and transaction fees revenue in the accompanying financial statements. On February 14, 2008, we entered into an amendment for an additional term of three years. Scheduled future payments under this amendment are $0.5 million in 2008, $0.5 million in 2009, and $0.6 million in 2010.

        In addition, we are party to another contract to purchase a third-party license from a software vendor. The agreement expires on December 31, 2012. There has been no expense incurred under this agreement prior to January 1, 2008. Going forward, these costs will be included in cost of subscription, maintenance and transaction fees revenue in our financial statements. Scheduled future minimum payments as of December 31, 2007 under this contract are $0.4 million in 2008.

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

Item 8.    Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

        As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided under this Item 8. The consolidated financial statements included under this Item 8 are as follows:

Page
Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets as of December 31, 2007 and 2006	72
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	73
Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficiency) for the years ended December 31, 2007, 2006 and 2005	74
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	75
Notes to Consolidated Financial Statements	76

Report of Independent Registered Public Accounting Firm

The Board of Directors
MEDecision, Inc.:

        We have audited the accompanying consolidated balance sheets of MEDecision, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock, redeemable convertible preferred stock and stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEDecision, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in footnote 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions, on January 1, 2007 and Financial Accounting Standards Board Statement No. 123(R), Share Based Payments on January 1, 2006.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania

March 25, 2008

MEDECISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$9,857	$17,408
Accounts receivable, net of allowance for doubtful accounts of $72 and $52, respectively	9,991	9,975
Prepaid expenses	1,572	1,085
Other current assets	225	116

Total current assets	21,645	28,584

Property and equipment
Computer equipment and software	10,328	7,384
Leasehold improvements	3,389	3,324
Office equipment and furniture	1,918	1,887

	15,635	12,595
Less: accumulated depreciation and amortization	(6,522)	(4,116)

Net property and equipment	9,113	8,479
Capitalized software, net of accumulated amortization of $8,054 and $6,909, respectively	7,475	3,857
Other non-current assets	995	460

Total assets	$39,228	$41,380

Liabilities and Stockholders' Equity
Current liabilities
Current portion of capital lease obligations	$1,899	$1,773
Notes payable and current portion of long-term note payable	587	388
Accounts payable	3,934	2,554
Accrued payroll and related costs	867	1,111
Other accrued expenses	1,338	1,799
Deferred license and maintenance revenue	8,554	7,482
Deferred professional services revenue	1,495	2,180

Total current liabilities	18,674	17,287

Long-term liabilities
Capital lease obligations	2,642	2,557
Note payable	472	—
Deferred rent	2,428	2,380
Deferred license and maintenance revenue	323	691

Total long-term liabilities	5,865	5,628

Commitments and contingencies
Stockholders' equity
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 16,263,831 and 14,886,073 at December 31, 2007 and December 31, 2006, respectively	106,309	104,099
Accumulated deficit	(91,620)	(85,634)

Total stockholders' equity	14,689	18,465

Total liabilities and stockholders' equity	$39,228	$41,380

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue
Subscription, maintenance and transaction fees	$25,198	$22,090	$17,187
Term licenses	6,423	8,778	9,729
Professional services	13,134	13,341	11,680

Total revenue	44,755	44,209	38,596
Cost of revenue
Subscription, maintenance and transaction fees	9,790	7,641	8,163
Term licenses	3,065	1,722	1,653
Professional services	6,871	5,806	5,499

Total cost of revenue	19,726	15,169	15,315

Gross margin	25,029	29,040	23,281
Operating expenses
Sales and marketing	8,801	10,534	7,778
Research and development	6,003	8,045	2,627
General and administrative	16,295	12,520	9,707

Total operating expenses	31,099	31,099	20,112

(Loss) income from operations	(6,070)	(2,059)	3,169
Loss on change in fair value of redeemable convertible preferred stock conversion option	—	(8,615)	(694)
Interest income (expense), net	84	(466)	(274)

(Loss) income before income taxes	(5,986)	(11,140)	2,201
(Provision) benefit for income taxes	—	(6,677)	6,491

Net (loss) income	$(5,986)	$(17,817)	$8,692
Accretion of convertible preferred shares and redeemable convertible preferred shares	—	(8,068)	(3,994)

(Loss) income available to common shareholders	$(5,986)	$(25,885)	$4,698

(Loss) income per share available to common shareholders, basic	$(0.39)	$(5.62)	$1.45

(Loss) income per share available to common shareholders, diluted	$(0.39)	$(5.62)	$0.66

Weighted average shares used to compute (loss) income available to common shareholders per common share, basic	15,514,388	4,605,318	3,229,064
Weighted average shares used to compute (loss) income available to common shareholders per common share, diluted	15,514,388	4,605,318	14,143,586

The accompanying notes are an integral part of these consolidated financial statements

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)

(in thousands)

				Stockholders' Equity (Deficiency)
							Additional Paid-in- Capital - Beneficial Conversion Feature
	Series A redeemable convertible preferred stock	Series B redeemable convertible preferred stock	Series C redeemable convertible preferred stock
				Series A convertible preferred stock	Common Stock
								Accumulated Deficit
					Shares	Amount			Total
Balance at December 31, 2004	$5,983	$26,833	$18,021	$—	3,219	$13,365	$—	$(64,447)	$(51,082)
Net income	—	—	—	—	—	—	—	8,692	8,692
Accretion of convertible preferred stock and redeemable convertible preferred stock dividends	36	1,712	549	279	—	—	1,418	(3,994)	(2,297)
Reclassification	(6,019)	—	—	6,019	—	—	—	—	6,019
Issuance of stock options	—	—	—	—	—	256			256
Exercise of stock options	—	—	—	—	55	10	—	—	10

Balance at December 31, 2005	—	28,545	18,570	6,298	3,274	13,631	1,418	(59,749)	(38,402)
Net loss	—	—	—	—	—	—	—	(17,817)	(17,817)
Accretion of convertible preferred stock and redeemable convertible preferred stock dividends	—	1,464	476	305	—	—	5,822	(8,068)	(1,941)
Conversion to common stock	—	(22,396)	(17,154)	(6,603)	8,120	63,298	(7,240)	—	49,455
Initial public offering of common stock	—	—	—	—	3,300	30,690	—	—	30,690
Offering issuance costs	—	—	—	—	—	(4,282)	—	—	(4,282)
Payment of preferred stock dividends	—	(7,613)	(1,892)	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	621	—	—	621
Exercise of warrants	—	—	—	—	162	67	—	—	67
Exercise of stock options	—	—	—	—	30	74	—	—	74

Balance at December 31, 2006	—	—	—	—	14,886	104,099	—	(85,634)	18,465
Net loss	—	—	—	—	—	—	—	(5,986)	(5,986)
Issuance of stock options	—	—	—	—	—	1,664	—	—	1,664
Exercise of warrants	—	—	—	—	148	—	—	—	—
Exercise of stock options	—	—	—	—	1,230	546	—	—	546

Balance at December 31, 2007	$—	$—	$—	$—	16,264	$106,309	$—	$(91,620)	$14,689

The accompanying notes are an integral part of these consolidated financial statements

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net (loss) income	$(5,986)	$(17,817)	$8,692
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,668	2,295	1,324
Amortization of capitalized software	1,146	818	793
Stock compensation expense	1,664	621	256
Loss on change in fair value of redeemable convertible preferred stock converstion option	—	8,615	694
Amortization of deferred financing costs	91	37	20
Provision for (recovery of) doubtful accounts	20	(3)	(43)
Loss on disposal of asset	17	17	—
Deferred income tax provision (benefit)	—	6,677	(6,491)
(Increase) decrease in assets:
Accounts receivable	(36)	391	(5,919)
Prepaid expenses and other assets	(51)	(264)	329
Increase (decrease) in liabilities:
Accounts payable	1,380	548	769
Accrued payroll and related costs	(244)	(692)	1,269
Other accrued expenses	(422)	(10)	252
Deferred revenue	19	736	3,732

Net cash provided by operating activities	266	1,969	5,677
Cash flows from investing activities
Capitalized software	(4,763)	(1,402)	(2,403)
Purchase of property and equipment	(1,169)	(1,136)	(764)

Net cash used in investing activities	(5,932)	(2,538)	(3,167)
Cash flows from financing activities
Proceeds from exercise of common stock options	707	74	10
Repurchase of common stock to satisfy tax obligations	(173)	—	—
Proceeds from exercise of warrants	—	67	—
Proceeds from sale of common stock in initial public offering	—	30,690	—
Offering issuance costs	—	(4,282)	—
Payment of preferred stock dividends	—	(9,505)	—
Repayment of capital lease obligations	(1,966)	(1,414)	(679)
Repayment of insurance note payable	(344)	—	—
Borrowings on equipment note payable, bank	—	—	250
Repayment on equipment note payable, bank	(75)	(100)	(75)
Repayment on maintenance note payable	(34)	—	—

Net cash (used in) provided by financing activities	(1,885)	15,530	(494)
Net (decrease) increase in cash and cash equivalents	(7,551)	14,961	2,016
Cash and cash equivalents, beginning of year	17,408	2,447	431

Cash and cash equivalents, end of year	$9,857	$17,408	$2,447

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$473	$533	$253
Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital leases	$2,150	$2,142	$2,549
Financed maintenance agreements	761	—	—
Warrants exercised through share settlement	532	—	—
Financed insurance policy	362	313	—
Tenant improvement allowances received under operating lease	—	901	371

The accompanying notes are an integral part of these consolidated financial statements

MEDECISION, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(1)   Business

        MEDecision, Inc. ("MEDecision") and its wholly-owned subsidiaries, Optimed Medical Systems, LLC ("Optimed"), Collaborative Care Consortium ("C3"), and MEDecision Investments, Inc. ("MEDInvestments") collectively, the Company, provide technology-based clinical decision support and transaction management solutions to managed care payers in the health care industry located in the United States. MEDecision began operations in 1988, Optimed began operations in 2003, C3 began operations in 2005, and MEDInvestments began operations in 2006. MEDecision, Optimed, and C3 are all incorporated in the Commonwealth of Pennsylvania. MEDInvestments is incorporated in the State of Delaware.

        The Company operates in one reportable segment. All of the Company assets are located in the United States.

(2)   Summary of Significant Accounting Policies and Practices

  (a) Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

        On December 18, 2006, the Company completed an initial public offering in which certain selling shareholders sold an aggregate of 4,700,000 shares the Company's stock at a price of $10 per share. The net proceeds to the Company were $26.4 million, net of underwriting commissions and offering expenses. The Company used approximately $9.5 million of the net proceeds to pay the accrued and unpaid cash dividends to the former holders of Series B and C Preferred stock and approximately $600 of the net proceeds to repay a balance outstanding on the working capital credit facility.

        On October 18, 2006, the Company's Board of Directors approved a 1-for-2 reverse stock split with an effective date of December 13, 2006. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

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

  (d) Revenue Recognition

        The Company derives its revenue primarily from three sources: (i) recurring revenue consisting of product support and annual recurring subscription fees for its service bureau and hosted offerings, including transaction revenue associated with member eligibility verification, clinical adjudication of

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

treatment requests and access of on-demand member health information and technical and clinical maintenance and support fees; (ii) initial term and renewal license fees for its core software products; and (iii) fees for discrete professional services. The Company's standard license agreement typically provides a time-based license, five years in duration, to use its solutions. The Company may license its software in multiple element arrangements if the customer purchases any combination of maintenance, consulting, training, subscriptions or hosting services in conjunction with the software product license.

        The Company recognizes revenue pursuant to the requirements of AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition; as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions; SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts; the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition; Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables; EITF Issue No. 00-03, Application of AICPA Statement of Position 97-2, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware; EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software; and other authoritative accounting guidance.

        The Company enters into transactions that represent multiple-element arrangements, which may include a combination of professional services, hosting, PCS and software. In instances where certain arrangements include both software and non-software related elements, the Company applies the principles of SOP 97-2 to software elements. If the elements of the arrangement fall outside the scope of SOP 97-2, then the Company applies the principles of EITF 00-21. In accordance with EITF 00-21, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

  •
  the delivered item(s) has value to the client on a stand-alone basis;

  •
  there is objective and reliable evidence of the fair value of the undelivered item(s); and

  •
  if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

        If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the arrangement consideration less the aggregate fair value of the undelivered item(s). The Company applies the revenue recognition policies discussed below to each separate unit of accounting.

        The Company recognizes revenue using the residual method when vendor-specific objective evidence ("VSOE") of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more delivered elements and all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of fair value of each delivered element of the arrangement are satisfied. The Company allocates revenue to each undelivered element based on its respective fair value determined by either (a) the price charged when that element is sold separately, (b) the price

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

established by management if that element is not yet sold separately and it is probable that the price will not change before the element is sold separately or (c) substantive renewal rates. The Company defers revenue for the undelivered elements and recognizes the residual amount of the arrangement fee, if any, when the basic criteria in SOP 97-2 have been met.

        Provided that the customer's contract does not require significant production, modification or customization of the software under SOP 97-2, the Company recognizes revenue when the following four criteria have been met:

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

  •
  the customer cannot contract with another hosting provider without significant effort or expenditure; or

  •
  the software's functionality is compromised by the termination of hosting services.

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

        If at the outset of an arrangement the Company determines that the arrangement fee is not fixed or determinable, then revenue is deferred until the arrangement fee becomes due and payable by customer, assuming all other revenue recognition criteria have been met. If at the outset of an arrangement the Company determines that collectability is not probable, then revenue is deferred until payment is received. The Company's license agreements typically do not provide for a right of return other than during the standard warranty period of 90 days. Historically, the Company has not incurred warranty expense or experienced returns of its products. If an arrangement allows for customer acceptance of the software or services, then the Company defers revenue recognition until the earlier of customer acceptance or when the acceptance rights lapse.

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

        The Company's initial maintenance term is generally in the range of one to five years, renewable by the customer on an annual basis thereafter. The Company's customers typically prepay maintenance for periods of one to 12 months. Maintenance revenue is deferred and recognized ratably over the term of the maintenance contract and is included in subscription, maintenance and transaction fee revenue. If a customer with a maintenance agreement is specifically identified as a bad debtor, then the Company would cease recognizing maintenance revenue except to the extent that maintenance fees have already been collected.

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

        Consulting, training and other services are typically sold under fixed-price arrangements and are recognized using the proportional performance method based on direct labor costs incurred to date as a percentage of total estimated project costs required to complete the project. Consulting services primarily comprise implementation support related to the installation and configuration of the Company's products and do not typically require significant production, modification or customization of the software. In arrangements that require significant production, modification or customization of the software and where services are not available from third-party suppliers, the consulting and license fees are recognized concurrently. When total cost estimates exceed revenue in a fixed-price arrangement, the estimated losses are recognized immediately in cost of revenue.

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

        In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out of Pocket Expenses Incurred," the Company accounts for out-of-pocket expenses billed to customers as maintenance, consulting and training revenue, with the related costs included in cost of revenue. For the years ended December 31, 2007, 2006, and 2005, reimbursed expenses totaled $501, $438, and $427, respectively.

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

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

  (e) Cost of Revenue

        The Company's cost of revenue are broken down into cost of subscription, maintenance and transaction fees, cost of term licenses, and cost of professional services.

        The Company's cost of subscription, maintenance and transaction fees primarily consists of:

  •
  amortization of internally developed and purchased capitalized software;

  •
  compensation and related employee benefits of the Company's product support, product maintenance and product hosting staff;

  •
  third-party maintenance fees associated with the third-party software incorporated into the Company's software solutions;

  •
  solution hosting costs associated with a third-party secured facility;

  •
  royalties related to software subscriptions; and

  •
  communication costs associated with the Company's hosting network.

        The Company's cost of term licenses primarily consists of:

  •
  amortization of internally developed and purchased capitalized software; and

  •
  third-party license and royalty fees for the third-party software incorporated in the Company's software solutions.

        The Company's cost of professional services primarily consists of:

  •
  compensation and related employee benefits for the Company's professional services staff;

  •
  costs of independent contractors that provide consulting and professional services to the Company's customers; and

  •
  travel, lodging and other out-of-pocket expenses for the Company's staff and independent consultants to perform work at a customer's site for which the Company receives reimbursement.

  (f) Cash and cash equivalents

        Cash equivalents are highly liquid investments with original maturities of 90 days or less. Such investments are stated at cost, which approximates fair value.

  (g) Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. All of the Company's accounts receivable are due from trade customers. Credit is extended based on evaluation of the customer's financial condition. Collateral is not required. Accounts receivable payment terms are typically 30 days. Accounts receivable are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Customer accounts outstanding longer than the payment terms are considered past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer's current ability to pay its obligations and the condition of the general economy and the industry as a whole. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

        Activity in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 is as follows:

Period Ended	Balance at Beginning of Period	Provision	Recoveries	Write-offs	Balance at End of Period
December 31, 2007	$52	$(19)	$45	$(6)	$72
December 31, 2006	55	7	—	(10)	52
December 31, 2005	98	(25)	—	(18)	55

        Accounts receivable includes revenue for products delivered and services performed but not billed. Unbilled revenue as of December 31, 2007 and 2006 was $5,042 and $4,167, respectively, and is included in accounts receivable of the accompanying financial statements.

  (h) Prepaid expenses

        Prepaid expenses consist primarily of amounts paid for insurance, sales commissions, marketing events and programs, and annual software maintenance contracts.

  (i) Property and Equipment

        Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of future minimum lease payments at the inception of the lease.

        In 2006 and 2005, the Company received lease incentives of $901 and $371, respectively, relating to tenant improvement allowances in conjunction with entering into an operating lease for additional office space. Such tenant improvement allowances have been recorded as leasehold improvements and are being amortized over the lives of the leases. These tenant improvement allowances are not included as collateral under the Company's borrowing agreement with a bank since title to such asset is deemed to be held by the landlord. See also Note 2(q) below.

        Depreciation and amortization on property and equipment are calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is three to five years, while office equipment and furniture is four to seven years. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Total depreciation and amortization expense for the years ended December 31, 2007, 2006, and 2005 was $2,668, $2,295, and $1,324, respectively, which is included in general and administrative expense in the accompanying statements of operations.

  (j) Capitalized Software Costs

        Capitalized software costs are stated on the balance sheet at the lower of net book value or net realizable value of the capitalized costs.

        The Company capitalizes purchased and internally developed software in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalization of costs of internally developed software begins when technological feasibility is established. Amortization begins and capitalization ends when the product is available for general release to customers. Annual amortization of capitalized software costs is the greater of the amount computed using (a) the ratio that the current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) on a straight-line basis over the estimated economic life of the product, which ranges from three to

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

five years. The Company performs quarterly reviews to ensure that the estimated future gross revenue from each product exceeds the unamortized costs.

        During the years ended December 31, 2007, 2006 and 2005, the Company capitalized $4,656, $1,026, and $2,002, respectively, related to internally developed software costs and $107, $376, and $401, respectively, related to payments to third-parties for the development of software. Amortization of capitalized software costs amounted to $1,146, $818, and $793 for the years ended December 31, 2007, 2006, and 2005, respectively, which is included in cost of revenue in the accompanying statements of operations.

  (k) Other Assets

        Other current assets consist of deferred financing costs, miscellaneous receivables and interest receivable. Deferred financing costs are amortized over the life of the borrowing. Other non-current assets include refundable deposits and the non-current portion of prepaid expenses.

	December 31,
	2007	2006
Other current assets:
Deferred financing costs, net	$47	$68
Miscellaneous receivables	138	25
Interest receivable	40	23

	$225	$116

Other non-current assets:
Refundable deposits	$335	$367
Non-current portion of prepaid expenses	660	93

	$995	$460

  (l) Research and Development

        Research and development costs, other than software costs capitalized, are expensed when incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, Accounting for Research and Development Costs. Research and development costs expensed were $6,003, $8,045, and $2,627 in the years ended December 31, 2007, 2006, and 2005, respectively.

  (m) Advertising

        Advertising costs are expensed as incurred and amounted to $351, $339, and $356 in the years ended December 31, 2007, 2006, and 2005, respectively. These costs are included in sales and marketing expense in the accompanying statements of operations.

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

        We adopted the Financial Accounting Standard Board's Interpretation No. 48, Accounting for Income Tax Uncertainties ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2007, we had $19,050 of unrecognized tax benefits which, if recognized, would favorably impact our effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations within the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. As of December 31, 2007, we have no accrued interest or penalties related to uncertain tax positions. Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

  (o) Stock-Based Compensation

        Through the end of 2005, the Company measured stock-based compensation arrangements in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permitted companies to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less that the fair market value of the stock when the option was granted. In accordance with, SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company disclosed pro forma results of operations, including per share data as if the minimum value-based method had been applied in measuring compensation expense for stock-based incentive awards. Although the Company's board of directors used its best estimate of the fair value of the Company's stock price and made grants of stock options in 2005 with exercise prices equal to those estimates of fair value, a subsequent independent appraisal of the common stock's value on the grant dates resulted in recognizing stock- based compensation expense in the Consolidated Statement of Operations for the year ended December 31, 2005 in the amount of $256 for the difference between the fair market value of the underlying common stock on the date of grant and the option exercise price for options granted under the Company's stock option plan.

        The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

        The following table illustrates the effect on the results of operations if the fair-value-based method had been applied to all outstanding and unvested awards in 2005:

Year Ended December 31, 2005
Net income, as reported	$8,692
Add: stock-based compensation in reported net income, net of taxes	161
Deduct: total stock-based employee compensation expense determined
under fair-value-method for all awards, net of taxes	(303)

Pro-forma net income	$8,550
Deduct: accretion of convertible preferred shares and redeemable convertible
preferred shares	(3,994)

Pro-forma net income available to common shareholders, basic and diluted	$4,556
Pro-forma net income per share available to common shareholders, basic	$1.42

Pro-forma net income per share available to common shareholders, diluted	$0.34

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company's consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff's position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS No. 123, is no longer an alternative.

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

        During the year ended December 31, 2006, options to purchase 508,125 shares of common stock were granted to employees. For the year ended December 31, 2006, the Company recognized stock-based compensation expense of $621 ($0.13 per share) of which $397 pertained to the intrinsic value of options issued below fair market value in 2004 and 2005. No tax benefit was recognized on this expense because of the non-deductibility of incentive stock options.

        During the year ended December 31, 2007, options to purchase 1,049,400 shares of common stock were granted to employees. For the year ended December 31, 2007, the Company recognized stock-based compensation expense of $1,664 ($0.11 per share) of which $490 pertained to the intrinsic value of options issued below fair market value in 2004 and 2005. No tax benefit was recognized on this expense because of the non-deductibility of incentive stock options.

        The options were valued using a Black-Scholes model. The Company expects to continue to utilize the Black-Scholes model to estimate the calculated value related to employee stock options.

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

        As of December 31, 2007, there was $2,254 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing stock option plans, which will be recognized over the weighted average period of 2.3 years.

        The Black-Scholes model is used by the Company to determine the weighted average fair value of options. The calculated value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2007	2006	2005
Weighted average fair value at date of grant for options granted during the period	$2.87	$4.97	$3.16
Weighted average risk-free interest rates	4.7%	5.0%	4.0%
Weighted average expected life of option (in years)	6.6	7.8	7.3
Expected stock price volatility	67.6%	84.6%	—%
Expected dividend yield	—	—	—

        The Company determined its volatility factor through an analysis of peer companies in terms of market capitalization and total assets. The Company cannot compute expected volatility due to its lack of historical stock prices. The Company uses historical data to estimate option exercise and employee termination within the valuation model. Separate groups of employees and non-employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company calculated the expected term by analyzing for each group cumulative share exercise and expiration data and post-vesting employment termination behavior as of the grant date. The weighted average life as of each grant date was then calculated and used in determining the fair value at each grant date. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is zero based on the Company's historical experience. In 2006, the fair value of the common stock at the date of grant was based on an independent appraisal of the common stock's value at January 1, 2006 and June 30, 2006.

        Our pre-tax compensation cost for stock-based employee compensation was $1,664, $621, and $256 for the years ended December 31, 2007, 2006, and 2005, respectively. As a result of the adoption of Statement 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

	Year Ended December 31,
	2007	2006
Loss before provision for income taxes	$1,174	$224
Net loss	$1,174	$224

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

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

  (q) Deferred Rent and Lease Incentives

        The Company's operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rent expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. The Company also received certain lease incentives when it entered into operating lease arrangements in 2006 and 2005, including $901 and $371, respectively, of tenant improvement allowances. These lease incentives were recorded as deferred rent at the beginning of the lease term and recognized as a reduction of rent expense over the lease term. See Note 2(i) above. As a result of the above, as of December 31, 2007 and 2006, there is a deferred rent balance of $2,428 and $2,404, respectively, of which $24 is included in accrued expenses as of December 31, 2006.

  (r) Accounting for Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Derivative Shares

        As further explained in Note 6, all of the outstanding Series A, Series B, and Series C preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company's common stock. The carrying values of the Series A, Series B, and Series C preferred stock, less $9.5 million in accrued dividends on the Series B and Series C preferred stock which were paid in cash on December 18, 2006, and including the value of embedded derivatives and beneficial conversion options, were converted to common stock. No gain or loss was recognized on this transaction.

        The Company accounted for the preferred stock and related instruments in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock; EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion features or Contingent Adjustable Conversion Ratios; EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments; SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and other applicable professional standards. The carrying value of the Company's Series A convertible preferred stock and Series B and Series C redeemable convertible preferred stock was increased, or accreted, using the interest method, to redemption or liquidation value, from the date of issuance to the earliest redemption date. The carrying value of the Company's Series A convertible preferred stock and Series B and Series C redeemable convertible preferred stock was also accreted for the value of accrued and unpaid cumulative dividends.

        In accordance with the provisions of SFAS No. 133, the Company identified the conversion feature of the Company's Series B and Series C redeemable convertible preferred stock as an embedded derivative. Under the criteria of EITF 00-19, these embedded derivatives were classified as a liability, with changes in fair value of the derivatives at each balance sheet date reflected in the Company's results of operations. For the Company's Series A convertible preferred stock, for which accrued and unpaid dividends may, at the option of the holder, be paid in additional shares of Series A convertible preferred stock, when the fair value of the Company's common stock (into which the dividend shares may be converted) exceeded the conversion price, a beneficial conversion option was recognized for the difference between the fair value of the common stock and the conversion price on the Series A convertible preferred stock dividends, in accordance with EITF 00-27. Changes in the value of this beneficial conversion option were recorded in additional paid in capital in the Company's Consolidated Balance Sheet.

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

  (t) Fair Value of Financial Instruments

        As of December 31, 2007 and 2006, the Company has the following financial instruments: accounts receivable, accounts payable, accrued expenses, capital lease obligations and debt. The carrying value of these financial instruments approximated fair value. Accrued expenses are stated at the amounts expected to be paid within the next 12 months, and capital lease obligations are stated at the net present value of future minimum payments.

  (u) Concentration of Credit Risk

        Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of trade accounts receivable. All of the Company's sales and related accounts receivable are from customers in the health care industry located in the United States. Revenues from two customers for the year ended December 31, 2007 were 38%; revenues from two customers for the year ended December 31, 2006 were 47%; and revenue from one customer for the year ended December 31, 2005 was 25%. At December 31, 2007, trade receivables related to four customers were 61% of total net accounts receivable. At December 31, 2006, trade receivables related to two customers were 46% of total net accounts receivable. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

        Cash balances are maintained at one bank. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. Certain operating cash accounts may exceed the FDIC insurance limits.

  (v) Earnings (Loss) Per Share

        The Company follows SFAS No. 128, Earnings Per Share. Under SFAS No. 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. Preferred stock issuance costs are accreted to the convertible preferred stock and reduce (increase) the net income (loss) available to common shareholders. Costs directly attributable to the offering of the convertible preferred and redeemable convertible preferred stock were accreted to the value of the stock. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company's preferred convertible stock using the if-converted method in accordance with SFAS 128. In doing so, shares outstanding are adjusted for the dilutive effect of the assumed exercise of outstanding options and warrants using the treasury stock method. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company had a net loss available to common shareholders for the years ended December 31, 2007 and 2006. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at those dates were not included in the computation of diluted earnings per share for the years then ended as they were anti-dilutive. The Company has reflected on a pro forma basis the effect on historical basic and diluted earnings per share of the 1-for-2 reverse stock split of its common stock effective as of December 13, 2006.

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

        Net (loss) income per share is computed as follows:

	Year Ended December 31,
	2007	2006	2005
Numerator:
(Loss) income available to common shareholders	$(5,986)	$(25,885)	$4,698
Accretion of convertible preferred shares and redeemable convertible preferred shares	—	8,068	3,994

Net (loss) income	(5,986)	(17,817)	8,692
Denominator:
Weighted average shares used to compute (loss) income available to common shareholders per common share, basic	15,514,388	4,605,318	3,229,064
Incremental shares required for diluted earnings per share:
Effect of nominal shares	—	—	547,474
As if converted effect of assumed conversion of preference shares	—	—	9,001,902
Diluted effect of assumed exercise of outstanding options and warrants, net	—	—	1,365,147

Weighted average shares used to compute (loss) income available to common shareholders per common share, diluted	15,514,388	4,605,318	14,143,586
(Loss) income available to common shareholders, basic	$(0.39)	$(5.62)	$1.45

(Loss) income available to common shareholders, diluted	$(0.39)	$(5.62)	$0.66

        For the year ended December 31, 2005, weighted average shares of common stock issuable in connection with stock options and warrants of 202,303 shares were not included in the diluted earnings per share calculation because doing so would have been anti-dilutive.

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

  (x)   Recently Issued Accounting Standards

        In June 2006, the FASB reached a consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), ("EITF 06-03"). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change our policy of presenting taxes within the scope of EITF 06-3 on a net basis and had no impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair values, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 ("FSP 157-2") that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We were required to adopt the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008. We are evaluating the effect SFAS 157 and FSP 157-2 will have on our consolidated financial position and results of operations.

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 ("SFAS 159"). Under this statement, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). By electing the fair value measurement attribute for certain assets and liabilities, entities will be able to mitigate potential "mismatches" that arise under the current mixed measurement attribute model. Entities will also be able to offset changes in the fair values of a derivative instrument and its related hedged item by selecting the fair value option for the hedged item. SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007. We are evaluating the effect SFAS 159 will have on our consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, we will adopt this statement on January 1, 2009. We are evaluating the effect SFAS 141(R) will have on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Accordingly, we will adopt this statement on January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position or results of operations.

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

        In December 2007, the FASB reached a consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 will be effective for us January 1, 2009 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the effect that the adoption of this consensus opinion will have on our consolidated financial statements.

(3)    Financing Arrangements

        As of December 31, 2006, the Company had a revolving line of credit with Silicon Valley Bank ("SVB") for a maximum borrowing limit of $8.0 million. As of December 31, 2006, the revolving line of credit bore interest at the bank's prime rate (8.25% as of December 31, 2006) plus 1.25%. As of December 31, 2006, there were no outstanding borrowings under the agreement, and the maximum amount outstanding for the period was $4,913. Pursuant to the agreement, the Company's borrowings under this facility are limited to the lesser of $8.0 million or 80% of qualified accounts receivable. The agreement included covenants requiring the Company to maintain a minimum amount of liquidity and net income. From and after completion of our initial public offering on December 18, 2006, the Company was required to maintain cash and cash equivalents of at least $2.0 million. The Company was also required to have a minimum net income of $750 for the quarter ended December 31, 2006, $1,250 for the quarter ended March 31, 2007, $1,600 for the quarter ended June 30, 2007 and $2,000 for each quarter thereafter. The line of credit facility expired on September 29, 2007. Borrowings under the credit facility were collateralized by substantially all of the assets of the Company.

        As of December 31, 2006, the Company also had an equipment line of credit for a maximum borrowing limit of $1,000. As of December 31, 2006, the outstanding balance was $75 under the equipment line of credit. The outstanding balance was paid in full in 2007. Borrowings under this facility converted to a 30-month term note as of the first day of the calendar quarter subsequent to borrowing. Under the terms of the agreement, the line bears interest at the bank's prime rate plus 1.5% (8.50% as of December 31, 2006).

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

        As of June 30, 2007, the Company was not in compliance with the minimum tangible net worth covenant. On July 23, 2007, the Company received a waiver of the existing default from SVB. On November 9, 2007, the Company and SVB entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the "Second Amendment") in which the parties agreed to extend the termination date of our loan and security agreement to December 15, 2007 from September 29, 2007. In addition, under the terms of the Second Amendment, SVB agreed that it will not test adjusted quick ratio (as defined in the Second Amendment) covenant for the month ended September 30, 2007 and the tangible net worth (as defined in the Second Amendment) covenant for the quarter ended September 30, 2007.

        On December 12, 2007, we and our wholly owned subsidiary, MEDecision Investments, Inc. (collectively, the "Company"), entered into a Second Amended and Restated Loan and Security Agreement (the "Agreement") with SVB pursuant to which the Company and SVB have amended and restated their prior loan and security agreement. Under the Agreement, SVB provides senior debt financing to the Company by way of a working capital facility. The Company's borrowings under the working capital facility can be no more than the lesser of (i) $8 million or (ii) eighty percent (80%) of eligible accounts, as such term is defined in the Agreement, less the amount of all outstanding letters of credit (including drawn but unreimbursed letters of credit) and less the outstanding principal balance of any advances made to the Company under the Agreement. The working capital facility terminates on September 28, 2008. The Company's obligations under the Agreement are secured by a lien on all of the assets of the Company.

        The principal amount of loans outstanding under the Agreement accrue interest at a per annum rate equal to three-quarters of one percentage point (0.75%) above the prime rate. In the event that the Company achieves two consecutive fiscal quarters of net income of at least one dollar, the Company's borrowings under the Agreement will thereafter accrue interest at a per annum rate equal to one-half of one percentage point (0.50%) above the prime rate. Notwithstanding the foregoing, if at any time the Company reports net income below one dollar as of the end of any fiscal quarter, the principal amount of loans outstanding under the Agreement will thereafter accrue interest at a per annum rate equal to three-quarters of one percentage point (0.75%) above the prime rate. In addition, if at any time on and after December 31, 2007, the Company is unable to maintain a ratio of unrestricted cash and cash equivalents to current liabilities minus fifty percent (50%) of deferred revenue respecting license, maintenance and services ("Ratio of Liquidity") that is greater than 1.35, the Company's borrowings under the Agreement will thereafter accrue interest at a per annum rate equal to one and one-half of one percentage point (1.50%) above the prime rate.

        Among other covenants with which the Company is required to comply under the Agreement, the Company is required to maintain a Ratio of Liquidity of at least 1.15 measured as of the end of each calendar month until the working capital facility terminates. In addition, the Company is required to achieve a minimum tangible net worth of $6.5 million for the quarter ended December 31, 2007, $4.5 million for the quarter ended March 31, 2008 and $3 million for the quarter ended June 30, 2008.

        In the event that the Company makes a misrepresentation, breach a warranty or fail to perform a covenant set forth in the Agreement or if there is a material impairment in the perfection or priority of SVB's lien on all of the assets of the Company or in the value thereof, or a material adverse change in

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

the Company's business, operations or condition (each of which is defined in the Agreement as an event of default), SVB may, among other things, cease making loans to the Company, accelerate the date for payment of all of the Company's outstanding obligations to SVB and/or take possession of and sell all of the assets of the Company. Additionally, from and after the occurrence and during the continuance of an event of default, the then current per annum interest rate on the outstanding loans under the Agreement will increase by five percentage points (5.00%) above the rate that is otherwise applicable. If SVB elects to terminate the Agreement due to the occurrence and continuance of an event of default, the Company shall pay to SVB a termination fee equal to one percentage point (1.00%) of the amount of the Company's borrowings outstanding at the time of termination of the Agreement.

        As of December 31, 2007, we had no borrowings outstanding under the working capital facility, we had remaining availability of approximately $2.7 million.

        As of December 31, 2007 and 2006, the Company had outstanding insurance premium financing of $331 and $313, respectively. The insurance premium financing bears interest at the rate of 5.9% and 7.5%, respectively.

        As of December 31, 2007, the Company had $728 outstanding relating to two financed maintenance agreements. The first agreement was financed over 12 months at an interest rate of 0.5% and the second agreement was financed over 48 months at an interest rate of 9.0%.

        The Company incurred interest expense of $564, $570, and $274 for the years ended December 31, 2007, 2006, and 2005, respectively.

(4)    Leases

        The Company is obligated under capital leases covering office furniture and computer hardware and software that expire at various dates through October 2012. At December 31, 2007 and 2006, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31, 2007	December 31, 2006
Computer equipment and software	$6,914	$5,570
Leasehold improvements	15	15
Office equipment and furniture	1,743	1,797

	8,672	7,382
Less: accumulated deprecation and amortization	(3,925)	(3,110)

	$4,747	$4,272

        Amortization of assets held under capital leases is included with depreciation and amortization expense and is included in general and administrative expense in the accompanying statement of operations.

        The Company leases office space, equipment and a vehicle under various non-cancelable operating lease agreements that expire on various dates through August 2016. The Company's operating lease for

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

office space allows the Company to terminate the lease after seven years, provided 12 months' written notice is provided. Upon such termination, the Company must pay a penalty of $1,800, reduced by $30 each month subsequent to the 84th month of the lease. The penalty reductions would not begin until September 2011. Rental expense for operating leases was approximately $2,210, $1,509, and $970 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2007 are:

Year ending December 31,	Capital Leases	Operating Leases
2008	$2,243	$1,967
2009	1,319	1,988
2010	747	1,977
2011	552	1,999
2012	337	2,066
Thereafter through 2016	—	8,192

Total minimum lease payments	5,198	$18,189

Less: amount representing interest (at rates ranging from 6.4% to 18.9%)	(657)

Present value of net minimum capital lease payments	4,541
Less: current installments of obligations under capital leases	(1,899)

Obligations under capital leases, excluding current installments	$2,642

(5)    Income Taxes

        The income tax provision (benefit) for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$—	$(859)	$958
State and local	—	(20)	139

Total current	—	(879)	1,097
Deferred:
Federal	—	7,382	(6,627)
State and local	—	174	(961)

Total deferred	—	7,556	(7,588)

Total income tax provision (benefit)	$—	$6,677	$(6,491)

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

        A reconciliation of the Company's effective income tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2007, 2006, and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory federal rate	34.0%	34.0%	34.0%
State income taxes	6.1	0.8	4.8
Permanent differences	6.0	(27.0)	1.3
Tax credits	3.3	4.5	(6.7)
Adjustments to book income	—	1.4	3.6
Valuation allowance	(49.4)	(74.0)	(268.0)

Total income tax provision	—%	(60.3)%	(231.0)%

        The tax effect of significant temporary differences by component as of December 31, 2007 and 2006 are as follows:

	Year Ended December 31,
	2007	2006
Deferred tax assets, current:
Deferred revenue	$4,106	$3,911
Other accruals	349	392

Total gross deferred tax asset, current	4,455	4,303
Less: valuation allowance	(4,455)	(4,303)

Net deferred tax asset, current	—	—

Deferred tax assets, long-term:
Net operating loss carryforwards	$14,908	$11,135
Goodwill amortization	53	51
Deferred stock compensation	787	288
Tax credits	2,390	2,195

Total gross deferred tax asset, long-term	18,138	13,669
Less: valuation allowance	(14,595)	(11,659)

Net deferred tax asset, long-term	3,543	2,010

Deferred tax liabilities, long-term:
Plant and equipment, principally due to depreciation	563	620
Deferred rent	261	163
Capitalized software	2,719	1,227

Total gross deferred tax liability, long-term	3,543	2,010

Net deferred tax asset	$—	$—

        At December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $64.1 million that begin to expire in 2015 and 2008 for federal and state income taxes, respectively. Pursuant to income tax regulations, the annual utilization of this

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

carryforward, as well as a portion of the carryforward may be limited or impaired in certain circumstances.

        In assessing if deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management's assessment at December 31, 2007 was that the weight of the negative evidence outweighed the positive evidence that all of the deferred tax assets would be realized, and accordingly, the Company maintained a valuation allowance at 100% against the deferred tax asset.

(6)    Convertible Preferred Stock and Redeemable Convertible Preferred Stock

        A rollforward of shares for the years ended December 31, 2006 and 2005 is as follows:

	Series A	Series B	Series C
Balance, December 31, 2005	2,333,333	4,022,252	4,851,549
Conversion into shares of common stock	(2,333,333)	(4,022,252)	(4,851,549)
Balance, December 31, 2006	—	—	—

        All of the outstanding Series A, Series B, and Series C preferred stock were converted into common stock on December 18, 2006 in connection with the initial public offering of the Company's common stock. The carrying values of the Series A, Series B, and Series C preferred stock, less $9.5 million in accrued dividends on the Series B and Series C preferred stock which were paid in cash on December 18, 2006, and including the value of embedded derivatives and beneficial conversion options, were converted to common stock. No gain or loss was recognized on this transaction.

        The terms of the Series B and C redeemable convertible preferred stock included certain embedded conversion options that represented derivative financial instruments under the provisions of SFAS No. 133. Thus, the conversion options were separated from the Series B and C redeemable convertible preferred stock and valued using the Black-Scholes model. The Series C redeemable convertible preferred stock and Series B redeemable convertible preferred stock contained redemption features that would have resulted in the holder receiving cash that was based on the value of the common stock. The Series C redeemable convertible preferred stock and Series B redeemable convertible preferred stock redemption features also included a clause that the holder could put the shares back at the greater of accreted value or fair value (including the value of the conversion option). Consistent with the model in EITF Issue No. 00-19, this feature met the definition of net cash settlement associated with the conversion option. Therefore, the Company separated the conversion option from the preferred instrument and determined the fair value. The Company accounted for the conversion options using the fair value method at the end of each quarter with the change in fair value recorded against earnings. Actual period close common stock prices, applicable volatility rates, and the period close risk-free interest rate for the instrument's expected remaining life, were the key assumptions used in the valuation calculation. The change in fair value for the years ended December 31, 2006 and 2005 was $(8,615) and ($694), respectively.

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

        In accordance with the provisions of EITF Issue No. 98-5 and EITF Issue No. 00-27, the Company reviewed the value of the conversion option for the Series A convertible preferred stock accrued and unpaid dividends and determined that it was "in-the-money" at the conversion date and through December 18, 2006 and for the year ended December 31, 2005. The Company accounted for the beneficial conversion options using the intrinsic value method at the end of each quarter, with the resultant gain or loss recognition recorded against accumulated deficit in accordance with EITF Issue No. 00-27.

        Information about the significant provisions, conversion and redemption features and liquidation preferences of each series of convertible preferred stock follows:

  Series A

        The holders of Series A convertible preferred stock were entitled to dividends at a rate of 9% per year. Series A accumulated dividends were due and payable after Series C and B dividends were paid. Dividends were payable in cash unless the Series A shareholder exercised the option to receive the dividend in shares of common stock based on the "dividend conversion price," as defined, which was determined annually. As of December 31, 2005, $2,796 of undeclared, unpaid dividends had accumulated.

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

        All of the outstanding Series A preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company's common stock. The carrying value of the Series A preferred stock, and including the value of embedded derivatives and beneficial conversion options, was converted to common stock. No gain or loss was recognized on this transaction.

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

        All of the outstanding Series B preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company's common stock. The carrying value of the Series B preferred stock, less $7.6 million in accrued dividends which were paid in cash on December 18, 2006, and including the value of embedded derivatives and beneficial conversion options, was converted to common stock. No gain or loss was recognized on this transaction.

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

        All of the outstanding Series C preferred stock was converted into common stock on December 18, 2006 in connection with the initial public offering of the Company's common stock. The carrying value of the Series C preferred stock, less $1.9 million in accrued dividends which were paid in cash on December 18, 2006, and including the value of embedded derivatives and beneficial conversion options, was converted to common stock. No gain or loss was recognized on this transaction.

(7)    Warrants and Options

  (a)   Warrants

        In connection with various financing activities, the Company issued warrants to purchase common stock. As of December 31, 2007, warrants to purchase the Company's common stock were outstanding as follows:

Date Issued	Warrants	Exercise Price	Expiration Date
June 1, 1999	50,000	$4.00	May 31, 2009

        During the year ended December 31, 2007, warrants for 259,558 shares were exercised in a net shares settlement transaction, in which a net of 147,756 shares of common stock were issued.

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

        In connection with the Company's initial public offering for its common stock, on December 18, 2006, warrants for 193,500 shares of the company's stock were exercised. The Company received $68 in cash for 37,500 shares. Warrants for the remaining 156,000 shares were exercised in a net shares settlement transaction, in which a net of 124,344 shares of common stock were issued.

  (b)   Stock Options

        In October, 2006, the Company's shareholders approved the 2006 Equity Incentive Plan, which became effective upon the Company's initial public offering. The 2006 Plan provides for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards. Employees, directors, consultants, and other individuals who provide services to the Company are eligible to be granted awards under the 2006 Plan; however, only employees are eligible to be granted incentive stock options, and not beyond 10 years from the adoption of the 2006 Plan. The exercise price of any option granted under the plan will not be less than 100% of the fair market value of the common stock on the date of grant (110% for incentive stock options issued to a more than 10% shareholder). No incentive stock option award may be awarded in an amount that would vest more than $100,000 of fair value in any calendar year. The maximum term of any award is 10 years from the grant date (5 years for more than 10% shareholder). The board of directors may determine the vesting period for each award under the 2006 Plan.

        The Company had reserved 1,500,000 shares for future issuance under the plan plus any shares which were subject to awards but not issued under the Company's previous plan. The maximum number of shares that may be issued under the 2006 plan will be 4,437,082. At December 31, 2007, there were 1,040,924 shares available for grant under the 2006 Plan.

        The Company previously had a stock option plan, the Amended and Restated Stock Option Plan, whereby the Company granted either incentive or nonqualified stock options to purchase shares of the Company's common stock. The board of directors determined the vesting period for each award under the plan, but the maximum term of any award was 10 years from the date of grant. The Company had authorized 8,000,000 shares to be issued under the plan. Stock options were granted at no less than the fair market value of the shares at the date of the grant, as determined by the Company. Although the Company's board of directors used its best estimate of the fair value of the Company's stock price and made grants of stock options in 2004 and 2005 with exercise prices equal to those estimates of fair value, a subsequent independent appraisal of the common stock's value on the grant dates conducted by Mufson, Howe, Hunter, & Company, LLC resulted in recognizing stock-based compensation expense in the Consolidated Statement of Operations for the years ended December 31, 2007, 2006, and 2005 and in the amounts of $490, $397, and $256, respectively, for the difference between the fair market value of the underlying common stock on the date of grant and the option exercise price for options granted under the Company's stock option plan.

        For the year ended December 31, 2007, 1,049,400 options were granted at a weighted average price of $7.06, with a contract life of 10 years. For the year ended December 31, 2006, 508,125 options were granted at a weighted average price of $20.90, with a contract life of 10 years.

        During the year ended December 31, 2007, the Company modified certain stock options granted to two employees. The modifications accelerated the vesting of certain stock options for one of the employees and granted an extension to the post-termination exercise period for both employees. These modifications resulted in additional stock compensation expense of $0.4 million during the year-ended December 31, 2007.

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

        Stock option activity for the three years ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2004	2,225,133	$0.96
Granted	548,500	0.50
Exercised	(55,606)	0.18
Canceled	(201,320)	1.88

Balance at December 31, 2005	2,516,707	0.80
Granted	508,125	20.90
Exercised	(29,500)	2.52
Canceled	(58,250)	2.36

Balance at December 31, 2006	2,937,082	4.27
Granted	1,049,400	7.06
Exercised	(1,290,008)	0.62
Canceled	(590,324)	8.44

Balance at December 31, 2007	2,106,150	$6.72

        At December 31, 2007, weighted average exercise prices, aggregate intrinsic value, and weighted average remaining contractual life of outstanding options were $6.72, $2,073 and 6.3 years, respectively. Options for 1,081,026 shares were exercisable at December 31, 2007. The weighted average exercise price of exercisable options, aggregate intrinsic value, and weighted-average remaining contractual term of exercisable options was $4.48, $1,571, and 4.6 years, respectively.

        As of December 31, 2007, there was $2,254 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under existing stock option plans, which will be recognized over the weighted average period of 2.3 years.

        The total intrinsic value of options exercised during 2007, 2006, and 2005 was $4,364, $123, and $233, respectively, and the total fair value of shares exercised during each of those years was $5,158, $182, and $242, respectively. During the years ended December 31, 2007, 2006, and 2005, the Company received $707, $74, and $10, respectively, in cash payments related to option exercises.

        During the year ended December 31, 2007, the Company granted stock options as follows:

Date of Grant	Number of Options Granted	Exercise Price Per Share	Fair Value Per Share
January 22, 2007	99,650	$6.86	$6.86
April 26, 2007	247,500	5.38	5.38
May 24, 2007	30,000	4.94	4.94
July 18, 2007	451,625	10.00	4.55
August 16, 2007	100,750	4.00	4.00
October 31, 2007	80,375	2.84	2.84
December 17, 2007	39,500	2.37	2.37

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

(8)   Postretirement Benefits

        The Company maintains a 401(k) defined contribution retirement plan that covers substantially all employees. Under this plan, participants may contribute up to 15% of their pretax compensation, subject to current limitations under the Internal Revenue Code. The Company may elect to make matching contributions at the discretion of the board of directors. The Company currently matches 30% of the participant's deferral, limited to 4% of each participant's pretax compensation. Total employer contributions to the plan were approximately $185, $160, and $128 for the years ended December 31, 2007, 2006, and 2005, respectively.

(9)   Commitments and Contingencies

        On January 1, 2007, an employment agreement previously entered into with an officer of the Company automatically renewed for an additional term of one year at an annual base salary of $315. Under this agreement, unless either party gives notice to the other at least sixty days prior to the expiration, the agreement is renewed automatically for succeeding terms of one year each. Since at least sixty days notice wasn't given prior to the December 31, 2007 expiration date, this agreement will automatically renew for an additional term of one year on January 1, 2008. Scheduled future base compensation under this agreement for the year ending December 31, 2007 totaled approximately $315. During 2007, the Company entered into employment agreements with two officers of the Company. The agreements were entered into on September 1, 2007 and December 11, 2007 and each included an annual base salary of $225 and other discretionary cash and stock option bonuses.

        We are party to a contract to purchase third-party licenses from a software vendor. The agreement expired on December 31, 2005; however, the agreement automatically renews on an annual basis, unless terminated by either party. Expense of $0.5 million was incurred under this agreement in each of the years ended December 31, 2007, 2006, and 2005 and is included in cost of subscription, maintenance and transaction fees revenue in the accompanying financial statements. On February 14, 2008, we entered into an amendment for an additional term of three years. Scheduled future payments under this amendment are $0.5 million in 2008, $0.5 million in 2009, and $0.6 million in 2010.

        In addition, we are party to another contract to purchase a third-party license from a software vendor. The agreement expires on December 31, 2012. There has been no expense incurred under this agreement prior to January 1, 2008. Going forward, these costs will be included in cost of subscription, maintenance and transaction fees revenue in our financial statements. Scheduled future minimum payments as of December 31, 2007 under this contract are $0.4 million in 2008.

        The Company's contracts with its customers provide that customers are responsible for payment of sales and use taxes on the Company's licensing and maintenance fees, and where applicable, professional services. Prior to 2006, the Company did not collect sales taxes. Since January 1, 2006, the Company began to collect and remit sales taxes from its customers. In the event that a customer has not paid use tax where and when due, or is otherwise unable to pay, the Company may have a

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

contingent liability for unpaid taxes, interest and penalties. A liability of $150 and $229 has been accrued at December 31, 2007 and 2006, respectively, against such contingencies.

        The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company's financial position or operating results.

(10) Related Parties

        During the years ended December 31, 2007 and 2006, there were no related party transactions.

        A former executive of the Company, who resigned August 14, 2007, was the owner of a consulting firm that, during the year ended December 31, 2005 provided certain professional services to the Company. During the year ended December 31, 2005, $25 was paid to this firm for services rendered. There were no services provided after 2005.

(11) Industry and Geographic Segment Information

        The Company operates in one reportable segment and derives all of its revenue from the health care industry in the years ended December 31, 2007, 2006, and 2005. All of the Company's revenue in those periods was derived from United States customers and all of its assets during these periods were in the United States.

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

(12) Quarterly Results of Operations (Unaudited)

        The quarterly results of operations for the years ended December 31, 2007 and 2006 were as follows (in thousands, except share and per share data):

	Three Months Ended
	Dec 31, 2007	Sept 30, 2007	June 30, 2007	Mar 31, 2007	Dec 31, 2006	Sept 30, 2006	June 30, 2006	Mar 31, 2006
	(unaudited)
Revenue
Subscription, maintenance and transaction fees	$7,519	$5,915	$6,053	$5,711	$5,779	$5,502	$5,501	$5,308
Term licenses	4,454	103	299	1,567	1,375	3,479	3,509	415
Professional services	4,157	3,066	3,372	2,539	3,516	3,046	3,676	3,103

Total revenue	16,130	9,084	9,724	9,817	10,670	12,027	12,686	8,826
Cost of revenue
Subscription, maintenance and transaction fees	2,736	2,281	2,408	2,365	2,081	1,959	1,879	1,722
Term licenses	1,592	432	440	601	518	519	473	212
Professional services	2,012	1,754	1,627	1,478	1,371	1,341	1,473	1,621

Total cost of revenue	6,340	4,467	4,475	4,444	3,970	3,819	3,825	3,555
Gross margin	9,790	4,617	5,249	5,373	6,700	8,208	8,861	5,271
Operating expenses
Sales and marketing	2,567	1,761	2,232	2,241	2,842	2,873	2,614	2,205
Research and development	1,378	1,336	1,561	1,728	2,217	2,118	2,149	1,561
General and administrative	3,892	4,466	3,988	3,949	3,616	3,262	3,167	2,475

Total operating expenses	7,837	7,563	7,781	7,918	8,675	8,253	7,930	6,241
Income (loss) from operations	1,953	(2,946)	(2,532)	(2,545)	(1,975)	(45)	931	(970)
Loss on change in fair value of redeemable convertible preferred stock conversion option	—	—	—	—	(6,202)	(2,979)	281	285
Interest income (expense), net	2	31	7	44	(179)	(147)	(80)	(60)

Income (loss) before (provision) benefit for income taxes	1,955	(2,915)	(2,525)	(2,501)	(8,356)	(3,171)	1,132	(745)
(Provision) benefit for income taxes	—	—	—	—	(6,825)	75	(343)	416

Net income (loss)	1,955	(2,915)	(2,525)	(2,501)	(15,181)	(3,096)	789	(329)
Accretion of convertible preferred shares and redeemable convertible preferred shares	—	—	—	—	(4,269)	(2,431)	(684)	(684)

Income (loss) available to common shareholders	$1,955	$(2,915)	$(2,525)	$(2,501)	$(19,450)	$(5,527)	$105	$(1,013)

(Loss) income per share available to common shareholders, basic	$0.12	$(0.19)	$(0.16)	$(0.16)	$(2.69)	$(1.20)	$0.03	$(0.31)

(Loss) income per share available to common shareholders, diluted	$0.12	$(0.19)	$(0.16)	$(0.16)	$(2.69)	$(1.20)	$0.03	$(0.31)

Weighted average shares used to compute income (loss) available to common shareholders per common share, basic	16,008,974	15,511,675	15,344,853	15,183,004	7,238,054	4,588,521	3,276,479	3,274,850
Weighted average shares used to compute income (loss) available to common shareholders per common share, diluted	16,540,878	15,511,675	15,344,853	15,183,004	7,238,054	4,588,521	3,475,777	3,274,850

MEDECISION, INC.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

(13) Subsequent Events

        On February 19, 2008, the Company entered into an agreement with Carl E. Smith, its Executive Vice President and Chief Financial Officer whereby Mr. Smith will continue to be employed by the Company in those same roles. The agreement provides that Mr. Smith will continue to receive an annual base salary of $225,000. The agreement further provides that Mr. Smith will be eligible for an annual bonus in an amount and form to be established each year by the Company's Board of Directors, if specified corporate and/or individual performance goals are met for that year.

        The agreement further provides that if Mr. Smith's employment is terminated without cause or if he resigns for "good reason" (in each case, as defined in the agreement), he will be entitled to severance benefits consisting of the continuation of his base salary and health insurance coverage for a period of twelve months. The agreement provides that if, within one year of a change in control of the Company, Mr. Smith's employment is terminated without cause or if he resigns for good reason, then in addition to the severance benefits above, he will be credited with an additional twelve months of service for purposes of determining the vested status of any stock options or other equity-based incentives he holds immediately prior to his termination. The foregoing severance rights are conditioned on Mr. Smith's execution of a release of claims against the Company and its affiliates.

        The agreement provides that Mr. Smith will be subject to customary non-competition and non-solicitation covenants for the duration of his employment and for a period of one year thereafter. However, in the event that, within one year of a change in control of the Company, Mr. Smith's employment is terminated without cause or if he resigns for good reason, then the non-competition and non-solicitation covenants will continue for a period of two years after the cessation of his employment.

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

        In connection with the audit of our financial statements as of and for the year ended December 31, 2005 and re-audit of our financial statements as of and for the years ended December 31, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the "Consolidated Financial Statements" as set forth under Item 8 of this Annual Report on Form 10-K), Grant Thornton identified and informed us that we had material weaknesses (as defined under the standards established by the Public Company Accounting Oversight Board—U.S.) with respect to our accounting and reporting of certain complex transactions, as more specifically described below. As a result of these material weaknesses, we restated our financial statements as of and for the years ended December 31, 2005, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the "Consolidated Financial Statements" as set forth in Item 8 of this Annual Report on Form 10-K).Our selected financial data as of and for the years ended December 31, 2003 and 2002 were derived from financial statements, which we restated as a result of these material weaknesses and which were audited by Grant Thornton.

        KPMG LLP ("KPMG") was previously the principal accountants for the Company. On March 14, 2006, upon the authorization of our board of directors acting on the recommendation of our audit committee, we dismissed KPMG as our independent registered public accounting firm. The audit report of KPMG on our consolidated financial statements as of and for the year ended December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report contained a separate paragraph stated as follows: "We also audited the adjustments described in Note 3 to the accompanying consolidated financial statements that were applied to restate the 2003 financial statements. The consolidated financial statements of the Company as of December 31, 2003 were audited by other auditors whose report thereon dated February 25, 2004, expressed an unqualified opinion on those statements, before the restatement described in Note 3 to the consolidated financial statements."

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

        During the audit of our financial statements as of and for the years ended December 31, 2007 and 2006, no material weaknesses were discovered. In connection with the audit of our financial statements as of and for the year ended December 31, 2005 and re-audit of our financial statements as of and for the years ended December 31, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the "Consolidated Financial Statements" as set forth in Item 8 of this Annual Report on Form 10-K), in July 2006, our independent auditors reported to our audit committee and informed us that we had material weaknesses (as defined under the standards established by the Public Company Accounting Oversight Board—U.S.) with respect to our accounting and reporting of certain complex transactions. In addition, in December 2005, in connection with their audit of our financial statements as of and for the year ended December 31, 2004, our previous independent auditors reported material weaknesses in our internal controls as defined under auditing standards generally accepted in the United States of America. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        As a result of the material weakness reported by our independent auditors, we restated our financial statements as of and for the years ended December 31, 2005, 2004, and 2003 as summarized in the following table:

Change in:	December 31, 2005	December 31, 2004	December 31, 2003
	(amounts in $ millions):
Total assets	—	(0.9)	(1.1)
Liability for fair value of conversion options	(4.9)	0.6	0.02
Additional paid-in-capital—beneficial conversion feature	(2.2)	—	—
Shareholders' deficiency	(6.1)	(51.7)	(12.5)
Net revenue	—	(0.5)	1.6
Income from operations	—	(0.09)	1.7
Change in fair value of conversion option	(3.6)	0.6	(0.04)
Net income or loss	3.6	(0.7)	1.7
Accretion of convertible preferred and redeemable convertible preferred shares	(2.2)	6.1	8.0
Increase (decrease) in net income available to common shareholders	5.8	(6.8)	(6.2)

        The following material weaknesses were reported by our independent auditors in connection with their audit of our financial statements as of and for the year ended December 31, 2005 and re-audit of our financial statements as of and for the years ended December 31, 2004 and 2003:

  •
  We did not have adequate controls to provide reasonable assurance that all elements of contractual arrangements with customers were being recorded in accordance with generally accepted accounting principles. Specifically, we did not have adequate controls to properly determine that persuasive evidence of contractual arrangements with customers existed before recording revenue. Errors in determining that contracts had been signed by customers resulted in the premature recognition of revenue that should have been deferred to later periods, in accordance with Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," and related interpretations. As a result of these identified deficiencies, material revenue-related audit adjustments were recorded to our financial statements to defer revenue from the periods in which they were originally recorded until such time as the appropriate revenue recognition criteria were met.

  •
  We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock (which converted into common stock upon the closing of our initial public offering on December 18, 2006) to provide reasonable assurance that all transactions were being appropriately recorded and summarized in our financial statements. Specifically, we did not properly identify and record the beneficial conversion option relating to the accrued and unpaid dividends on our previously outstanding Series A convertible preferred stock. We did not identify and record the embedded derivative conversion option on our previously outstanding Series B and C redeemable convertible preferred stock and reflect the changes in the fair value of those conversion options in earnings. We did not accrete the carrying value of our previously outstanding Series C redeemable convertible preferred stock to liquidation value, which was three times the stated value. As a result of these identified deficiencies, we recorded material post-closing audit adjustments to our financial statements for the years ended December 31, 2005, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the "Consolidated Financial Statements" as set forth in Item 8 of this Annual Report on Form 10-K).

        As a result of the material weakness reported by our previous independent auditors, we restated our financial statements as of and for the year ended December 31, 2003, which resulted in a $8.1 million decrease in total assets, a $43.3 million increase in shareholders' deficiency, a $2.8 million decrease in income from operations, a $10.8 million decrease in net income before and after taxes and a $2.0 million decrease in net income available to common shareholders.

        The following material weaknesses were reported by our previous independent auditors in connection with their audit of our financial statements as of and for the years ended December 31, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the "Consolidated Financial Statements" as set forth in Item 8 of this Annual Report on Form 10-K):

  •
  Errors in revenue recognition were identified that resulted primarily from a lack of secondary review over the application of accounting principles to specific contract terms as well as the analysis and estimates supporting the amounts recorded. These errors resulted from the lack of a systematic process for accumulating information supporting VSOE and underlying recorded revenue as well as the lack of appropriate levels of review. As a result, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the "Consolidated Financial Statements" as set forth under Item 8 of this Annual Report on Form 10-K.

  •
  We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock to provide reasonable assurance that all transactions were being appropriately recorded and summarized in the financial statements. Specifically, we did not accrete the carrying value to redemption value at the earliest redemption date and did not properly record the accrued and unpaid dividends on our previously outstanding Series A convertible preferred stock and our previously outstanding Series B and C redeemable convertible preferred stock. As a result of these identified deficiencies, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the "Consolidated Financial Statements" as set forth under Item 8 of this Annual Report on Form 10-K.

  •
  We did not have appropriate accounting personnel who possessed an appropriate level of experience in the selection and application of generally accepted accounting principles with respect to the accounting for income taxes, specifically the appropriate valuation allowance for deferred tax assets. As a result of this material weakness, we recorded material post-closing audit adjustments to our financial statements for the year ended December 31, 2003, which financial statements are not included in the "Consolidated Financial Statements" as set forth under Item 8 of this Annual Report on Form 10-K.

        These material weaknesses may have contributed to the errors corrected in the restatement of our financial statements as of and for the years ended December 31, 2005, 2004 and 2003 (of which, financial statements for the year ended December 31, 2003 are not included in the "Consolidated Financial Statements" as set forth in Item 8 of this Annual Report on Form 10-K).

        We believe that our remediation efforts and we believe that our actions in this regard have strengthened our internal controls over financial reporting and these efforts to date have included the following:

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

        As of December 31, 2006, we incurred approximately $0.3 million of costs related to our efforts to remediate our material weaknesses. The costs associated with our remediation efforts to date have not been material. We will continue to evaluate the effectiveness of the control environment and will continue to refine existing controls. We believe that the material weaknesses identified by our independent auditors have been addressed. However, it is possible that additional deficiencies in our internal controls may be discovered in the future. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

        For a description of risks associated with our internal controls, please see "Risk Factors—If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting which would harm our business and the trading price of our common stock."

Item 9A(T).    Controls and Procedures.

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As of December 31, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Frameswork.

        Based on our assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria set forth.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant.

        We incorporate herein by reference the information contained under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors—Board of Directors and Committees—Audit Committee", "Election of Directors—Code of Ethics" and "Election of Directors—Board of Directors and Committees—Nominating and Corporate Governance Committee" in our proxy statement pursuant to Regulation 14A under the Exchange Act to be filed by us in connection with our 2008 Annual Meeting of Shareholders with the SEC within 120 days after the end of the fiscal year covered by this Annual Report (the "Proxy Statement").

Item 11.    Executive Compensation.

        We incorporate herein by reference the information contained under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate herein by reference the information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        We incorporate herein by reference the information contained under the captions "Transactions with Related Persons, Promoters and Certain Control Persons" and "Election of Directors—Board of Directors and Committees" in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        We incorporate herein by reference the information contained under the caption "Proposal to Ratify Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        (a)   Documents filed as a part of this report:

          (1)   Financial Statements. The "Consolidated Financial Statements" as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

          (2)   Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the "Consolidated Financial Statements" as set forth under Item 8 of this Annual Report on Form 10-K or the related notes thereto.

          (3)   Exhibits. See (b) below.

        (b)   Exhibits:

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of MEDecision, Inc., as amended effective December 17, 2007 (incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K on December 20, 2007)
3.2
Second Amended and Restated Bylaws of MEDecision, Inc., as amended effective December 17, 2007 (incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K on December 20, 2007)
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company's Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)
4.2(i)
Warrant for the Purchase of Common Stock issued to Commerce Bank, N.A. on February 12, 1997 (incorporated by reference to Exhibit 4.2(i) filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
4.2(ii)
Amendment to Warrant for the Purchase of Common Stock dated August 1, 2006 (incorporated by reference to Exhibit 4.2(ii) filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
4.3(i)
Warrant for the Purchase of Common Stock issued to Commerce Bank, N.A. on June 1, 1999 (incorporated by reference to Exhibit 4.3(i) filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
4.3(ii)
Amendment to Warrant for the Purchase of Common Stock dated August 1, 2006 (incorporated by reference to Exhibit 4.3(ii) filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
10.1(i)*
MEDecision, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to the Company's Registration Statement on Form S-1 on November 22, 2006, Registration No. 333-136532)
10.1(ii)*
Form of Notice of Grant of Incentive Stock Options under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.1(iii)*
Form of Notice of Grant of Non-Qualified Stock Options under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
10.2(i)*
Employment Agreement dated January 1, 2003 between MEDecision, Inc. and David St.Clair (incorporated by reference to Exhibit 10.4(i) filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
10.2(ii)*
Amendment to Employment Agreement dated July 18, 2006 between MEDecision, Inc. and David St.Clair (incorporated by reference to Exhibit 10.4(ii) filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
10.3*
Employment Agreement dated February 19, 2008 between MEDecision, Inc. and Carl E. Smith (incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on February 20, 2008)
10.4*	Employment Agreement dated September 1, 2007 between MEDecision, Inc. and Ronald D. Nall
10.5*	Employment Agreement dated December 11, 2007 between MEDecision, Inc. and Scott Paddock
10.6(i)*
Employment Termination Letter dated August 14, 2007 between MEDecision, Inc. and John H. Capobianco (incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on August 17, 2007)
10.6(ii)*
Release and Non-Disparagement Agreement dated August 14, 2007 between MEDecision, Inc. and John H. Capobianco (incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on August 17, 2007)
10.7+
Agreement of Lease, made March 5, 2004 by and between FV Office Partners, L.P. and MEDecision, Inc. (incorporated by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
10.8+
Agreement of Lease, made April 19, 2005 by and between FV Office Partners, L.P. and MEDecision, Inc. (incorporated by reference to Exhibit 10.7 filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
10.9+
Agreement of Lease, made May 31, 2006 by and between Chesterbrook Partners, LP and MEDecision, Inc. (incorporated by reference to Exhibit 10.8 filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
10.10(i)
Second Amended and Restated Registration Rights Agreement dated as of September 25, 2001 by and among MEDecision, Inc. and the Holders party thereto (as such term is defined therein) (incorporated by reference to Exhibit 10.9(i) filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
10.10(ii)
Amendment to Second Amended and Restated Registration Rights Agreement dated as of July 6, 2006 (incorporated by reference to Exhibit 10.9(ii) filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)
10.10(iii)
Second Amendment to Second Amended and Restated Registration Rights Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.9(iii) filed with the Company's Registration Statement on Form S-1 on August 11, 2006, Registration No. 333-136532)

10.11#
Master Product Agreement dated November 15, 2005 between MEDecision, Inc. and Health Care Service Corporation (incorporated by reference to Exhibit 10.13 filed with Amendment No. 6 to the Company's Registration Statement on Form S-1 on December 11, 2006, Registration No. 333-136532)
10.12(i)#
Value Added Remarketing Agreement made March 30, 1989 between MEDecision, Inc. and InterSystems Corporation (incorporated by reference to Exhibit 10.14(i) filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)
10.12(ii)#
2006 Terms and Conditions and Partner Addendum to Value Added Remarketing Agreement (incorporated by reference to Exhibit 10.14(ii) filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)
10.12(iii)#	2007 Pricing Terms to Value Added Remarketing Agreement (incorporated by reference to Exhibit 10.14(iii) filed with the Company's Current Report on Form 8-K on June 6, 2007)
10.12(iv)#
Letter Amendment to Value Added Remarketing Agreement dated September 19, 2006 (incorporated by reference to Exhibit 10.14(iv) filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 on September 28, 2006, Registration No. 333-136532)
10.12(v)
Amendment to Value Added Remarketing Agreement dated May 31, 2007 between MEDecision, Inc. and InterSystems Corporation (incorporated by reference to Exhibit 10.14(v) filed with the Company's Current Report on Form 8-K on June 6, 2007)
10.13#
Master Product and Services Agreement dated June 30, 2005 between MEDecision, Inc. and Horizon Blue Cross Blue Shield of New Jersey (incorporated by reference to Exhibit 10.15 filed with Amendment No. 6 to the Company's Registration Statement on Form S-1 on December 11, 2006, Registration No. 333-136532)
10.14*	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.14 filed with the Company's Annual Report on Form 10-K on March 28, 2007)
10.15
Second Amended and Restated Loan and Security Agreement dated December 12, 2007 between MEDecision, Inc., MEDecision Investments, Inc., and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on December 18, 2007)
10.16(i)*
MEDecision, Inc. Series C Stock Equity Incentive Plan (incorporated by reference to Exhibit 10.20(i) filed with Amendment No. 4 to the Company's Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)
10.16(ii)*
Form of Non-Qualified Stock Option Agreement under the Series C Stock Equity Incentive Plan (incorporated by reference to Exhibit 10.20(ii) filed with Amendment No. 4 to the Company's Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)
10.17(i)*
MEDecision, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 filed with Amendment No. 4 to the Company's Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)

10.17(ii)*
Form of ISO Grant Award Agreement under MEDecision, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.18(ii) filed with the Company's Annual Report on Form 10-K on March 28, 2007)
10.17(iii)*
Form of Non-Qualified Stock Option Agreement under the MEDecision, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.18(iii) filed with the Company's Quarterly Report on Form 10-Q on August 10, 2007)
10.18(i)#
Master Product Agreement dated June 30, 2004 between MEDecision, Inc. and PacifiCare Health Systems, Inc. (incorporated by reference to Exhibit 10.19(i) filed with the Company's Quarterly Report on Form 10-Q on August 10, 2007)
10.18(ii)#
Amendment # 1 to Master Product Agreement effective as of April 16, 2007 between MEDecision, Inc. and PacifiCare Health Systems, Inc. (incorporated by reference to Exhibit 10.19(ii) filed with the Company's Quarterly Report on Form 10-Q on August 10, 2007)
21.1
Subsidiaries of MEDecision, Inc. (incorporated by reference to Exhibit 21.1 filed with Amendment No. 4 to the Company's Registration Statement on Form S-1 on November 17, 2006, Registration No. 333-136532)
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

#
An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 406 of the Securities Act of 1933 and Rule 24b-2 of the Securities and Exchange Act of 1934, of portions of these exhibits. These portions have been omitted from these exhibits.

(c)
Financial Statement Schedules. None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wayne, Commonwealth of Pennsylvania on March 28, 2008.

MEDECISION, INC.
By:	/s/ DAVID ST.CLAIR David St.Clair Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID ST.CLAIR David St.Clair	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2008
/s/ CARL E. SMITH Carl E. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008
/s/ TIMOTHY W. WALLACE Timothy W. Wallace	Director	March 28, 2008
/s/ THOMAS R. MORSE Thomas R. Morse	Director	March 28, 2008
/s/ PAUL E. BLONDIN Paul E. Blondin	Director	March 28, 2008
/s/ ELIZABETH A. DOW Elizabeth A. Dow	Director	March 28, 2008

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Cumulative Total Stockholder Return
COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN* Among MEDecision Inc, The NASDAQ Global Market Composite Index And The NASDAQ Computer Index
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
MEDECISION, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
MEDECISION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)
MEDECISION, INC. CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY) (in thousands)
MEDECISION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MEDECISION, INC. Notes to Consolidated Financial Statements (in thousands, except share and per share data)
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A(T). Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES