Form 10-Q
period 2008-03-31
MEDecision, Inc.
filed 2008-05-09
CIK 1367705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of May 7, 2008, 16,339,969 shares of the registrant’s common stock, no par value per share, were outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDECISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,101	$9,857
Accounts receivable, net of allowance for doubtful accounts of $81 (unaudited) and $72, respectively	9,562	9,991
Prepaid expenses	1,444	1,572
Other current assets	100	225
Total current assets	17,207	21,645

Property and equipment
Computer equipment and software	10,642	10,328
Leasehold improvements	3,389	3,389
Office equipment and furniture	2,073	1,918
	16,104	15,635
Less: accumulated depreciation and amortization	(7,096)	(6,522)
Net property and equipment	9,008	9,113

Capitalized software, net of accumulated amortization of $8,528 (unaudited) and $8,054, respectively	7,492	7,475
Other non-current assets	997	995

Total assets	$34,704	$39,228

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligations	$1,974	$1,899
Notes payable and current portion of long-term note payable	448	587
Accounts payable	2,852	3,934
Accrued payroll and related costs	807	867
Other accrued expenses	1,058	1,338
Deferred license and maintenance revenue	8,324	8,554
Deferred professional services revenue	1,038	1,495
Total current liabilities	16,501	18,674

Long-term liabilities
Capital lease obligations	2,552	2,642
Note payable	435	472
Deferred rent	2,427	2,428
Deferred license and maintenance revenue	256	323
Total long-term liabilities	5,670	5,865

Commitments and contingencies

Stockholders’ equity
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 16,333,590 and 16,263,831 at March 31, 2008 (unaudited) and December 31, 2007, respectively	106,662	106,309
Accumulated deficit	(94,129)	(91,620)
Total stockholders’ equity	12,533	14,689

Total liabilities and stockholders’ equity	$34,704	$39,228

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue
Subscription, maintenance and transaction fees	$6,906	$5,711
Term licenses	249	1,567
Professional services	3,607	2,539
Total revenue	10,762	9,817

Cost of revenue
Subscription, maintenance and transaction fees	2,764	2,365
Term licenses	592	601
Professional services	1,927	1,478
Total cost of revenue	5,283	4,444

Gross profit	5,479	5,373

Operating expenses
Sales and marketing	1,939	2,241
Research and development	2,098	1,728
General and administrative	3,869	3,949
Total operating expenses	7,906	7,918

Loss from operations	(2,427)	(2,545)
Interest (expense) income, net	(82)	44

Loss available to common shareholders	$(2,509)	$(2,501)

Loss per share available to common shareholders, basic and diluted	$(0.15)	$(0.16)

Weighted average shares used to compute loss available to common shareholders per common share, basic and diluted	16,282,936	15,183,004

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(2,509)	$(2,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	745	666
Amortization of capitalized software	474	284
Stock-based compensation expense	323	212
Amortization of deferred financing cost	16	23
Provision for (recovery of) doubtful accounts	9	(4)
Loss on disposal of assets	1	—
Decrease (increase) in assets:
Accounts receivable	420	1,304
Prepaid expenses and other assets	214	(363)
Decrease in liabilities:
Accounts payable	(1,082)	(202)
Accrued payroll and related costs	(54)	(227)
Other accrued expenses	(280)	(122)
Deferred revenue	(755)	(156)
Net cash used in operating activities	(2,478)	(1,086)

Cash flows from investing activities
Capitalized software	(491)	(859)
Purchase of property and equipment	(146)	(281)
Net cash used in investing activities	(637)	(1,140)

Cash flows from financing activities
Proceeds from exercise of common stock options	48	260
Payment to satisfy tax obligations for employee stock options exercised	(3)	—
Repayment of capital lease obligations	(510)	(448)
Repayment of insurance note payable	(89)	(103)
Repayment of maintenance notes payable	(87)	—
Repayment of equipment note payable	—	(25)
Net cash used in financing activities	(641)	(316)

Net decrease in cash and cash equivalents	(3,756)	(2,542)
Cash and cash equivalents, beginning of period	9,857	17,408
Cash and cash equivalents, end of period	$6,101	$14,866

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$133	$133

Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital leases	$495	$—

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(1)           Basis of Presentation

The accompanying unaudited interim financial statements as of and for the three months ended March 31, 2008 and 2007 of MEDecision, Inc. and its wholly owned subsidiaries (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include all normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The interim financial information presented is not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.

(2)           Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair values, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (“FSP 157-2”) that deferred the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted, on a prospective basis, SFAS 157 for financial assets and financial liabilities. The adoption did not have a material impact on the Company’s consolidated financial statements. The Company has assessed the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities and the adoption will not have a material impact on the Company’s consolidated financials statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under this statement, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). By electing the fair value measurement attribute for certain assets and liabilities, entities will be able to mitigate potential “mismatches” that arise under the current mixed measurement attribute model. Entities will also be able to offset changes in the fair values of a derivative instrument and its related hedged item by selecting the fair value option for the hedged item. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted, on a prospective basis, SFAS 159. Upon adoption on January 1, 2008, the pronouncement did not have a material impact on the Company’s consolidated financial statements.

(3)           Stock-Based Compensation

The Company accounts for share based payments in accordance with SFAS No. 123R, Share Based Payment.  Effective January 1, 2006, the Company adopted the calculated value recognition provisions of SFAS No. 123R utilizing the prospective-transition method, as permitted by SFAS No. 123R.

During the three months ended March 31, 2008, there were no options granted to employees to purchase our common stock. During the three months ended March 31, 2007, ten-year options to purchase 99,650 shares of common stock, at a weighted average exercise price of $6.86, were granted to employees. For the three months ended March 31, 2008 and 2007, the Company recognized stock compensation expense of $323 ($0.02 per share) and $212 ($0.01 per share), respectively, of which $73 and $98, respectively, pertained to the intrinsic value of options issued below fair market value in 2005 and 2004.

The Company used a Black-Scholes model to determine the fair value of options issued in 2007. The weighted average calculated value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Three Months Ended
March 31, 2007

Weighted average fair value at date of grant for options granted during the period	$6.86
Weighted average risk-free interest rates	4.8%
Weighted average expected life of option (in years)	6.4
Expected stock price volatility	72.5%
Expected dividend yield	—

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

As of March 31, 2008, there was $1,901 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans, which will be recognized over the weighted average period of 2.2 years. At March 31, 2008, there were 1,067,674 shares available for grant under the Company’s 2006 Equity Incentive Plan.

Stock option activity for the three months ended March 31, 2008 is as follows:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at December 31, 2007	2,106,150	$6.72
Granted	—	—
Exercised	(72,375)	0.50
Canceled	(26,750)	5.47
Balance at March 31, 2008	2,007,025	$6.96	6.32	$765

Exercisable at March 31, 2008	1,056,246	$4.82	4.90	$577

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $97 and $1,925, respectively. During the three months ended March 31, 2008 and 2007, the Company received $48 and $260, respectively, in cash payments related to option exercises. During the three months ended March 31, 2008, the Company withheld and subsequently canceled 1,111 shares of common stock to satisfy stock option exercise consideration and 1,505 shares of common stock to satisfy tax obligations.

(4)           Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average numbers of shares outstanding. The Company had a net loss available to common shareholders for the three months ended March 31, 2008 and 2007.  As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at those dates were not included in the computation of diluted loss per share for the periods then ended as they were antidilutive.

Net loss per share is computed as follows:

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2008	2007

Numerator:
Loss available to common shareholders	$(2,509)	$(2,501)

Denominator:
Weighted average shares used to compute loss available to common shareholders per common share, basic and diluted	16,282,936	15,183,004

Loss per share available to common shareholders, basic and diluted	$(0.15)	$(0.16)

For the three months ended March 31, 2008 and 2007, weighted average shares of common stock issuable in connection with stock options and warrants of 1,234,826 and 576,738 shares, respectively, were not included in the diluted loss per share calculation because doing so would have been antidilutive.

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

We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2007, we had $19,050 of unrecognized tax benefits which, if recognized, would favorably impact our effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations within the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. As of March 31, 2008, we have no accrued interest or penalties related to uncertain tax positions. Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

(6)           Leases

The Company is obligated under capital leases covering office furniture and computer hardware and software that expire at various dates through October 2012. At March 31, 2008 and December 31, 2007, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	March 31,	December 31,
	2008	2007

Computer equipment and software	$7,148	$6,914
Leasehold improvements	15	15
Office equipment and furniture	1,886	1,743
	9,049	8,672
Less: accumulated deprecation and amortization	(4,274)	(3,925)
	$4,775	$4,747

Amortization of assets held under capital leases is included with depreciation and amortization expense in the accompanying statements of operations.

The Company leases office space, equipment, and a vehicle under various cancelable and non-cancelable operating lease agreements that expire on various dates through August 2016. The Company’s operating lease for office space allows the Company to terminate the lease after seven years, provided twelve months’ written notice is provided. Upon such termination, the Company must pay a penalty of $1,800, reduced by $30 each month subsequent to the 84th month of the lease. The penalty reductions would not begin until September 2011. For the three months ended March 31, 2008 and 2007, rental expense for operating leases was approximately $534 and $556, respectively.

Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of March 31, 2008 are (in thousands):

Year ending December 31,	Capital Leases	Operating Leases

2008 (April 1 through December 31)	$1,805	$1,481
2009	1,518	1,992
2010	880	1,978
2011	554	1,999
2012	337	2,066
Thereafter through 2016	—	8,192
Total minimum lease payments	5,094	$17,708
Less: amount representing interest (at rates ranging from 6.4% to 18.9%)	(568)
Present value of net minimum capital lease payments	4,526
Less: current installments of obligations under capital leases	(1,974)
Obligations under capital leases, excluding current installments	$2,552

(7)           Warrants

In connection with various financing activities, the Company issued warrants to purchase common stock. There was no warrant activity for the three months ended March 31, 2008. During the year ended December 31, 2007, warrants for 259,558 shares were exercised in a net share settlement transaction, in which a net of 147,756 shares of common stock were issued.

As of March 31, 2008, warrants to purchase the Company’s common stock were outstanding as follows:

		Exercise	Expiration
Date Issued	Warrants	Price	Date
June 1, 1999	50,000	$4.00	May 31, 2009

(8)           Industry and Geographic Segment Information

The Company operates in one segment and derived all of its revenue from the healthcare industry in the three month periods ended March 31, 2008 and 2007. All of the Company’s revenue in those periods was derived from United States customers and all of its assets during these periods were in the United States.

(9)           Commitments and Contingencies

On January 1, 2008, an employment agreement previously entered into with an officer of the Company automatically renewed for an additional term of one year at an annual base salary of $315 in addition to other discretionary cash and stock option bonuses. Under this agreement, unless either party gives notice to the other at least sixty days prior to the expiration, the agreement is renewed automatically for succeeding terms of one year each. Scheduled future payments under this agreement as of March 31, 2008 are $236. During the three months ended March 31, 2008, the Company entered into an employment agreement with another officer of the Company. The agreement was entered into on February 19, 2008 and includes an annual base salary of $225 and other discretionary cash and stock option bonuses. In addition, we have employment agreements with two other officers of the Company. Each agreement includes an annual base salary of $225 and other discretionary cash and stock option bonuses. As of March 31, 2008, all employment agreements provide for additional payments upon employee separation with the aggregate amount of all such payments equal to approximately $857.

The Company is party to a contract to purchase third-party licenses from a software vendor. The agreement expired on December 31, 2005; however, the agreement automatically renews on an annual basis, unless terminated by either party. Expense incurred under this agreement during the three months ended March 31, 2008 and 2007 was $131 and $127, respectively, and is included in cost of subscription, maintenance and transaction fees revenue in the accompanying financial statements. On February 14, 2008, we entered into an amendment for an additional term of three years. Scheduled future payments under this amendment are $0.5 million in 2008, $0.5 million in 2009, and $0.6 million in 2010.  No payments were made during the three months ended March 31, 2008.

In addition, the Company is party to another contract to purchase a third-party license from a software vendor. The agreement expires on December 31, 2012. Expense incurred under this agreement during the three months ended March 31, 2008 was $18. These costs are included in cost of subscription, maintenance and transaction fees revenue in the accompanying financial statements. For the three months ended March 31, 2008, we made payments of $0.1 million under this agreement. Scheduled future minimum payments as of March 31, 2008 under this agreement are $0.3 million in 2008.

The Company’s contracts with its customers provide that customers are responsible for payment of sales and use taxes on the Company’s licensing and maintenance fees, and where applicable, professional services. Prior to 2006, the Company did not collect sales taxes. Beginning January 1, 2006, the Company started collecting and remitting sales taxes from its customers. In the event that a customer has not paid use tax where and when due, or is otherwise unable to pay, the Company may have a contingent liability for unpaid taxes, interest and penalties. A liability of $144 and $150 has been accrued at March 31, 2008 and December 31, 2007, respectively, against such contingencies.

The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company’s financial position or operating results.

(10)         Concentration of Credit Risk

Revenue from our top two customers for the three months ended March 31, 2008 and 2007 was 37% and 34%, respectively.

Trade receivables related to five customers was 62% of total net accounts receivable as of March 31, 2008. Trade receivables related to four customers was 61% of total net accounts receivable as of December 31, 2007.

(11)         Subsequent Events

On April 9, 2008, the Company accepted the resignation of one of its employees. Based on the employee’s employment agreement, the Company is obligated to make separation payments totaling approximately $177 over the next nine months, ending on January 15, 2009.

On April 21, 2008, the Company announced that it entered into a Consulting Agreement (the “Consulting Agreement”) with Timothy W. Wallace to serve as the Company’s Interim President and Chief Operating Officer. Under the terms of his Consulting Agreement, Mr. Wallace will receive a payment of $7 for each week that he serves as Interim President and Chief Operating Officer.  The Company also agreed to continue to pay Mr. Wallace for his service as a member of the Board of Directors, except for service on any committees of the Board of Directors.  Due to the nature of the consulting responsibilities contemplated, the Consulting Agreement prohibits Mr. Wallace from accepting engagements that will interfere with the performance of his duties as Interim President and Chief Operating Officer of the Company.  The Consulting Agreement is terminable, upon thirty days’ notice, by either party.  Mr. Wallace has also agreed to certain restrictive covenants, including confidentiality and non-competition and non-solicitation provisions during his engagement with the Company and for a period of twelve months thereafter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “seeks,” “pro forma,” “potential,” “anticipates,” “predicts,” “plans,” “estimates,” or “intends,” or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements should be considered in light of various important factors, including those set forth under the caption “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to “MEDecision,” “we,” “our,” and “us” collectively refer to MEDecision, Inc., a Pennsylvania corporation, and all of its subsidiaries.

Overview

We are a leading provider of collaborative health care management solutions, including integrated software, services and clinical content to health care payers. Our solutions provide a logical way to manage members and member populations and improve health outcomes.

Before we simplified our product offerings in December 2007, our Collaborative Health Care Management suite consisted of four related product modules—(i) Data Gathering and Analytics; (ii) Clinical Rules and Processes; (iii) Advanced Medical Management; and (iv) Collaborative Data Exchange.  We currently have combined our Case Management, Disease Management, Utilization Management functions and supporting applications (which were primarily features and functions incorporated into the previous Data Gathering and Analytics, Clinical Rules and Processes, and Advanced Medical Management module) into AlineoTM and our collaborative health information exchange services (previously certain features and functions of Collaborative Data Exchange) into NexalignTM.

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

Since 1999, we have focused on broadening our solutions to respond to the evolving needs of our customers. In 1999, we began offering a Data Gathering and Analytics module; in 2001, we began offering a Collaborative Data Exchange module; in 2003, we began offering OptiCareCert; in 2004, we began offering OptiCarePath; in 2005, we began offering our customers the ability to electronically transmit Clinical Summaries via our Collaborative Data Exchange module; and, in December 2007, we reengineered and simplified our product offering into two solutions: Alineo, focusing on the information and workflow requirements inside a payer’s organization, and Nexalign, focusing on the exchange of clinical information from multiple sources to the point of care.

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

We license our solutions primarily to large regional health care insurance companies. As of March 31, 2008, our customers included approximately 55 regional and national managed care organizations, including the largest organizations in more than 28 regional markets. Our revenue has increased at a compound annual growth rate of 21.5% since 2003, to $44.8 million for the year ended December 31, 2007. Our overall increase in revenue is attributable to increased emphasis by our customers on active management of their total insured population and the expansion of our solutions to meet their evolving needs.

In the past, our non-recurring revenue, which primarily consists of term license fees for our software products and professional service fees associated with implementation of these software products, has constituted a significant portion of our revenue. This non-recurring revenue is generally paid in lump sums, thereby decreasing the predictability of our revenue. As a result of these risks and challenges, we have focused, and anticipate that we will continue to focus, on the growth of our business, expanding existing customer relationships, developing innovative new solutions, expanding our customer base within our market and continuing to build recurring and predictable revenue through new products like our Clinical Summaries.

Prior to 2006, we experienced our fastest growth in term licenses and professional services revenue, thereby increasing those items as a percentage of our revenue. Consequently, we realized a decreasing percentage of subscription, maintenance and transaction fee revenue even though that revenue grew as well. Beginning in 2006 and continuing through the three months ended March 31, 2008, subscription, maintenance, and transaction fees revenue increased as a percentage of total revenue due to increased sales of our Data Gathering and Analytics and Collaborative Data Exchange modules, which are currently part of our Alineo solution. In the future, we anticipate the market will have an increased focus on Electronic Health Records and what we refer to as our Clinical Summaries. For these solutions, our customers pay an annual subscription fee and pay a transaction fee each time they utilize the solution. In addition, once adopted by a customer, there are less sales and administrative efforts required to increase the transaction volume with a customer as compared to the efforts required to sell a new term license for one of our other solutions. We anticipate that the growth of this portion of our business will continue to outpace our traditional software licenses and, as a result, subscription and transaction revenue will become a larger portion of our overall revenue. We anticipate that this strategy will continue to lead to more recurring and predictable overall revenue. In addition, given the lower administrative and sales costs associated with this revenue, we anticipate that this will increase our margins, especially as transaction volume with a given customer increases.

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

Sources of Revenue

We derive revenue from the following sources: (i) subscription, maintenance and transaction fees; (ii) term license fees for our solutions; and (iii) fees for discrete professional services. These revenue streams are derived from the licensing of our collaborative health care management solutions that include—(i) Alineo, a platform addressing case management, disease management, and utilization management within a payer organization; and (ii) Nexalign, a collaborative health information exchange service. Alineo is a collaborative health care management platform that addresses case, disease, and utilization management within the walls of the payer and consists of: Alineo Care Management Analytics, that enables a payer to process, summarize, and evaluate information from both internal and external sources; Alineo Clinical Intelligence, that identifies specific condition treatment opportunities as well as health and wellness interventions; Alineo Clinical Summaries, that are clinically validated payer-based health records compiled from claims and care management data files and created for our customer’s members; Alineo Clinical Programs, that consists of clinical pathways for case and disease management that automatically populate questionnaires, goal templates, and other correspondence to members and providers; Alineo Clinical Criteria, that allows our customers to determine the medical appropriateness of a requested health care service or treatment; Alineo Automated Approvals, that support the use of customer defined business rules to automatically evaluate care requests to determine medical appropriateness and whether the request should be approved or pended for further review by our customer’s medical staff; Alineo Reporting, that is a standard set of report templates; Alineo Correspondence, that supports documentation management and letter generation; and Workflow Management, that allows care management staff to automatically and intelligently administer, manage and evaluate both individual and population-wide health care programs.  Our Nexalign solution is a collaborative health care information exchange service that provides a way for payers, patients, physicians, and other health care providers to securely access and exchange health information to foster better clinical decisions. Nexalign is designed around Clinical Summaries, which are payer-based electronic health records that have been clinically validated.

Subscription, Maintenance and Transaction Fees

Our customers pay annual subscription fees to license clinical pathways for case and disease management through Alineo Clinical Programs, to process data through MEDecision’s service bureau and access reports using Alineo Care Management Analytics and Alineo Clinical Intelligence and to transmit clinical data and decisions through our Nexalign solution. Customers also pay a fee for each transaction transmitted over our network. We recognize these subscription fees ratably over the term of the subscription agreement and include this in subscription, maintenance and transaction fee revenue in our consolidated statements of operations. We also offer our customers a hosted solution and receive monthly fees for those services. We recognize hosting revenue ratably over the term of the related agreement, which is typically five years in duration. Hosting revenue is included in subscription, maintenance and transaction fee revenue on our consolidated statements of operations.

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

Professional Services

In conjunction with our solutions, we provide services to assist our customers in the installation and implementation of the software and the integration of our solutions with their other systems. We sell these services on either a fixed price or a time-and-materials basis and recognize revenue when the services are performed. Services revenue also includes reimbursable billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.

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

Through our customer sales operation, we have expanded our penetration within our customer base by including more members and by increasing the number of modules licensed by our customers. We intend to develop additional cross-selling programs to aid our customer relationship staff to continue to increase the number of modules utilized by our customers in the provision of care to their membership. The largest cross-selling opportunity is based on the adoption of the Patient Clinical Summary transactions, which benefit the payer, patient and provider. As the Company continues to license the Patient Clinical Summary, we will be required to increase marketing expenditures related to the adoption of the Patient Clinical Summary by providers. The increase in marketing expenditures is not determinable at this time.

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

Prior to 2003, we licensed our software module separately to payer organizations. Beginning in 2003, we began marketing and licensing our modules as an integrated solution, providing the payer an ability to license the entire Collaborative Care Management suite, or certain components initially, based upon the payer’s business needs at that time. In December 2007, we reengineered and simplified our product offering into two solutions: Alineo, focusing on the information and workflow requirements inside a payer’s organization, and Nexalign, focusing on the exchange of clinical information from multiple sources to the point of care. We intend to market and license Alineo and Nexalign as an integrated Collaborative Health Care Management Solution.  In addition we intend to allow new customers to license components based upon their business needs at the time of licensing and to allow existing customers to increase their utilization of integrated solutions as their business needs changes. We believe there are at least 350 additional managed care organizations in the United States, self-insured companies and Medicare and Medicaid organizations that could benefit from licensing and deploying our entire collaborative health care management solutions, or selected modules-within Alineo and Nexalign. We license our solutions to new customers through our direct sales force, and our marketing initiatives generally have included conferences, trade shows, health care industry events and direct mail campaigns. We will continue to invest in additional sales personnel and marketing programs to increase awareness of our integrated solution, but not at the same rate of our revenue growth.

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

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2007. See also Note 2 to our unaudited consolidated financial statements for the three months ending March 31, 2008 as set forth herein.

Significant Customer Contracts

Two of our customers, Health Care Service Corporation (“HCSC”), and Blue Cross Blue Shield of Minnesota (“Minnesota”), accounted for 25% and 12%, respectively, of our revenue for the three months ended March 31, 2008. Two of our customers, HCSC and Horizon Blue Cross Blue Shield (“Horizon”), accounted for 24% and 10%, respectively, of our revenue for the three months ended March 31, 2007. Each of these contracts contains a term license component, an annual subscription and maintenance fee component. As is the case generally with all of our term license arrangements, a significant amount of the revenue of the contract is recognized in the initial year of the contract, with the remaining year revenue composed predominantly of annual subscription and maintenance fees and services relating primarily to implementation. As a result, while these two contracts represent a material portion of our revenue for the three months ended March 31, 2008, we can not determine at this time whether these contracts will represent a material portion of our revenue in the future.

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

The following table sets forth key components of our results of operations for the periods indicated as a percentage of total revenue:

	Three Months Ended March 31,
	2008	2007
Revenue
Subscription, maintenance and transaction fees	64%	58%
Term licenses	2	16
Professional services	34	26
Total revenue	100	100

Cost of revenue
Subscription, maintenance and transaction fees	26	24
Term licenses	5	6
Professional services	18	15
Total cost of revenue	49	45

Gross profit	51	55

Operating expenses
Sales and marketing	18	23
Research and development	19	18
General and administrative	36	40
Total operating expenses	73	81

Loss from operations	(22)	(26)
Interest (expense) income, net	(1)	1

Loss available to common shareholders	(23)%	(25)%

Revenue

Consolidated revenue increased $1.0 million, or 10% percent, to $10.8 million for the three months ended March 31, 2008 compared to $9.8 million for the three months ended March 31, 2007. The increase is attributable to an increase in subscription, maintenance and transaction fees and in professional services revenue partially offset by a reduction in term licenses revenue.

Revenue by source is as follows:

	Three Months Ended
	March 31,				Change
(in thousands)	2008		2007		$	%
Subscription, maintenance, and transaction fees	$6,906	64%	$5,711	58%	$1,195	21%
Term licenses	249	2%	1,567	16%	(1,318)	(84)%
Professional services	3,607	34%	2,539	26%	1,068	42%
Total revenue	$10,762	100%	$9,817	100%	$945	10%

During the three months ended March 31, 2008, we entered into 4 new contracts with existing customers who had already licensed our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement. The nature of the revenue generated in connection with these 4 new contracts results in the majority of the revenue being recorded in the subscription, maintenance and transaction fees revenue line item in the accompanying statement of operations. During the three months ended March 31, 2007, we entered into a total of 6 contracts with existing customers who had already implemented our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement.

Subscription, maintenance, and transaction fees

The increase in subscription, maintenance and transaction fees revenue for the three months ended March 31, 2008 compared to the same period in 2007 was a result of maintenance and support revenue from contracts signed in the periods subsequent to March 31, 2007, annual CPI inflators of approximately 4% included in our maintenance and support contracts, and an increase in authorization and referral transaction revenues.

Term licenses

The decrease in term license revenue is primarily due to the reduced number of contracts signed during the three months ended March 31, 2008 compared to the same period in 2007. In addition, the size of the contracts during the three months ended March 31, 2007 had a greater aggregate value than the contracts signed during the three months ended March 31, 2008.

Professional services

Professional services revenue increased for the three months ended March 31, 2008 compared to the same period in 2007 due to new contracts signed during the last nine months of 2007 resulting in increased implementation revenue.

Cost of revenue

Cost of revenue increased 19% to $5.3 million for the three months ended March 31, 2008 from $4.4 million for the three months ended March 31, 2007.

Cost of revenue for each revenue source is as follows:

	Three Months Ended
	March 31,				Change
(in thousands)	2008		2007		$	%

Subscription, maintenance, and transaction fees	$2,764	40%	$2,365	41%	$399	17%
Term licenses	592	238%	601	38%	(9)	(1)%
Professional services	1,927	53%	1,478	58%	449	30%
Total cost of revenue	$5,283	49%	$4,444	45%	$839	19%

Subscription, maintenance, and transaction fees

The increase in the cost of subscription, maintenance and transaction fees for the three months ended March 31, 2008 compared to the same period in 2007 is primarily due to an increase in infrastructure related costs of $0.2 million, third party royalty costs of $0.1 million, and software costs of $0.1 million.

Term licenses

The cost of term licenses for the three months ended March 31, 2008 remained constant as compared to the same period in 2007.  There was a decrease in third party software costs of $0.2 million offset by an increase in the amortization of capitalized software development costs of $0.2 million. The additional amortization of capitalized software development costs relates to the $4.8 million capitalized during 2007 for product development designed to expand the features and functionality of our core products, primarily Alineo, and to prepare for the next phase of delivering enhanced Clinical Summaries.

Professional services

The cost of professional services for the three months ended March 31, 2008 increased $0.4 million compared to the same period in 2007.  The increase is primarily due to an increase in personnel and personnel related costs and other professional services costs of $0.3 million and $0.1 million, respectively. The increase in personnel and personnel related costs is associated with the larger software implementations and service contracts signed during the last nine months of 2007.

Gross profit

Gross profit increased 2% to $5.5 million for the three months ended March 31, 2008 from $5.4 million for the three months ended March 31, 2007. Gross margin decreased to 51% for the three months ended March 31, 2008 from 55% for the three months ended March 31, 2007.

Gross profit for each revenue source is as follows:

	Three Months Ended
	March 31,				Change
(in thousands)	2008		2007		$	%

Subscription, maintenance, and transaction fees	$4,142	60%	$3,346	59%	$796	24%
Term licenses	(343)	(138)%	966	62%	(1,309)	(136)%
Professional services	1,680	47%	1,061	42%	619	58%
Total gross margin	$5,479	51%	$5,373	55%	$106	2%

Gross profit for the three months ended March 31, 2008 increased as compared to the same period in 2007. The increased revenue level was offset by increased costs due to personnel and personnel related costs offset by the increase in amortization of capitalized software development costs. The decrease in gross margin was the result of the increase in cost of subscription, maintenance, and transaction fees and professional services.

Subscription, maintenance, and transaction fees

For the three months ended March 31, 2008, the increase in gross profit in dollars from subscription, transaction, and maintenance fees compared to the same period in 2007 is due to the increase in subscription, transaction, and maintenance fees from contracts signed in the periods subsequent to March 31, 2007, annual CPI inflators of approximately 4% included in our maintenance and support contracts, and an increase in authorization and referral transaction revenues. The increase in revenue was offset by an increase in cost of subscription, maintenance, and transaction fees including infrastructure related costs, third party royalty costs, and software costs.

Term licenses

The decrease in term license revenue is primarily due to the reduced number of signed contracts during the three months ended March 31, 2008 compared to the same period in 2007. In addition, the size of the contracts signed during the three months ended March 31, 2007 had a greater aggregate value than the contracts signed during the three months ended March 31, 2008. A significant portion of the costs of term licenses relate to the straight line amortization of capitalized software development costs which are incurred at the same rate regardless of revenue in the period. This increase was $0.2 million for the three months ended March 31, 2008 compared to the same period in 2007.

Professional services

The increase in gross profit from professional services for the three months ended March 31, 2008 compared to the same period in 2007 is due to the number of new contracts signed during the last nine months of 2007 resulting in increased implementation revenue. As a result of the higher implementation revenue from new contracts, an increase in utilization rate contributed to a larger gross profit. The increase in the cost of professional services is primarily the result of higher personnel and personnel related costs.

Sales and marketing

	Three Months Ended
	March 31,		Change
(in thousands)	2008	2007	$	%

Sales and marketing	$1,939	$2,241	$(302)	(13)%
As a percentage of revenue	18%	23%

The decrease in sales and marketing expenses for the three months ended March 31, 2008 compared to the same period in 2007 is due to a decrease in personnel and personnel related costs and commission expense of $0.2 million and $0.2 million, respectively, partially offset by an increase in other sales and marketing costs of $0.1 million. The decrease in personnel and personnel related costs is due to a reduced headcount. The decrease in commission expense is due to lower term license revenue and a reduced level of new professional services contracts signed during the three months ending March 31, 2008. The increase in other sales and marketing costs is due to an increase in tradeshow costs.

Research and development

	Three Months Ended
	March 31,		Change
(in thousands)	2008	2007	$	%

Research and development	$2,098	$1,728	$370	21%
As a percentage of revenue	19%	18%

Total research and development expenditures remained constant at $2.6 million (including capitalized software development costs) for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008, we capitalized $0.5 million of software development costs, a decrease of 43% from $0.9 million capitalized in the comparable period in 2007. The decrease in capitalized software development costs is due to maintenance activities related to newly developed products being performed during the three months ended March 31, 2008 compared to the costs incurred developing Alineo during the three months ended March 31, 2007. Research and development costs increased $0.4 million for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. This increase is due to a $0.2 million increase in personnel and personnel related costs and a $0.2 million increase in consultant costs. The increase in personnel and personnel related costs is due to increased headcount and the increase in consultant costs is due to a greater reliance on outside contractors. The overall increase in headcount is to support efforts to develop new functionality in Alineo and Nexalign.

As a percentage of revenue, research and development expenses increased slightly for the three months ended March 31, 2008 compared to the same period in 2007.

General and administrative

	Three Months Ended
	March 31,		Change
(in thousands)	2008	2007	$	%

General and administrative	$3,869	$3,949	$(80)	(2)%
As a percentage of revenue	36%	40%

General and administrative expenses decreased slightly for the three months ended March 31, 2008 compared to the same period in 2007 due to a decrease in personnel and personnel related costs of $0.2 million offset by an increase in stock compensation expense under SFAS No. 123R and depreciation of $0.1 million and $0.1 million, respectively.

Interest (expense) income, net

We recorded interest expense, net, of $82 for the three months ended March 31, 2008 compared to interest income, net, of $44 for the three months ended March 31, 2007. The increase is primarily the result of an increase in the number of capital lease financings entered into during the last nine months of 2007.  In addition, we earned less interest income for the three months ended March 31, 2008 due to lower cash balances compared to the three months ended March 31, 2007,

Loss available to common shareholders

We recorded a loss available to common shareholders of $2.5 million for the three months ended March 31, 2008 and 2007. Gross profit increased $0.1 million and gross margin declined to 51% for the three months ended March 31, 2008 from 55% for the comparable period in 2007. This increase, partially offset by a slight decrease in operating expenses for the three months ended March 31, 2008 from the comparable period in 2007, resulted in a $2.4 million loss from operations for the three months ended March 31, 2008 compared to a $2.5 million loss from operations for the three months ended March 31, 2007. In addition, we had interest expense, net, of $82 for the three months ended March 31, 2008 compared to interest income, net, of $44 for the three months ended March 31, 2007.

Liquidity and Capital Resources

The following table highlights our key financial measurements:

	March 31,	December 31,
(in thousands)	2008	2007

Cash and cash equivalents	$6,101	$9,857
Accounts receivable, net	9,562	9,991
Working capital	706	2,971
Deferred revenues	9,618	10,372
Total capital lease obligations and notes payable	5,409	5,600

	Three Months Ended March 31,
	2008	2007
Cash flow activities
Net cash used in operating activities	$(2,478)	$(1,086)
Net cash used in investing activities	(637)	(1,140)
Net cash used in financing activities	(641)	(316)

Our sources of liquidity include cash on hand, cash from operations, and amounts available under our $8.0 million working capital facility. We believe these sources will be adequate to finance our capital requirements and operations for at least the next twelve months. As of March 31, 2008 and December 31, 2007, we had cash of $6.1 million and $9.9 million, respectively, and receivables of $9.6 million and $10.0 million, respectively. As of March 31, 2008 and December 31, 2007, we had no borrowings under our bank working capital facility. As of March 31, 2008 and December 31, 2007, we had $4.5 million in total capital equipment financing, primarily capital leases, outstanding. As of March 31, 2008 and December 31, 2007, we had $0.7 million and $0.8 million, respectively, of software maintenance financing outstanding and $0.2 million and $0.3 million, respectively, of insurance premium financing outstanding.

We have a working capital facility with Silicon Valley Bank (“SVB”) that is collateralized by all of our assets. Under the agreement, SVB provides senior debt financing to us by way of a working capital facility. Our borrowings under the working capital facility can be no more than the lesser of (i) $8.0 million or (ii) eighty percent (80%) of eligible accounts, as such term is defined in the agreement, less the amount of all outstanding letters of credit (including drawn but unreimbursed letters of credit) and less the outstanding principal balance of any advances made to us under the agreement.  The working capital facility terminates on September 28, 2008.  Our obligations under the agreement are secured by a lien on all of our assets.

As of March 31, 2008, we had no borrowings outstanding under the working capital facility and remaining availability of approximately $4.2 million.

Operating Activities

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2008 compared to net cash used in operating activities of $1.1 million for the three months ended March 31, 2007. Net cash used in operating activities for the three months ended March 31, 2008 consisted of a net loss of $2.5 million, partially offset by non-cash depreciation and amortization of $1.2 million, non-cash stock compensation expense of $0.3 million, a decrease in accounts receivable of $0.4 million, and a decrease in prepaid expenses and other assets of $0.2 million. This was further offset by decreases in accounts payable, other accrued expenses, and deferred revenue of $1.1 million, $0.3 million, and $0.7 million, respectively. Net cash used in operating activities for the three months ended March 31, 2007 consisted of a net loss of $2.5 million, partially offset by non-cash depreciation and amortization of $1.0 million, non-cash stock compensation expense of $0.2 million, and a decrease in accounts receivable of $1.3 million, primarily attributable to the billing and collection during the three months ended March 31, 2007 of unbilled receivables as of December 31, 2006. Other changes in working capital used an additional $1.1 million in cash, primarily an increase in prepaid expenses and other assets of $0.4 million and a decrease in current liabilities and deferred revenue of $0.6 million and $0.2 million, respectively.

Investing Activities

Net cash used in investing activities was $0.6 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively. Net cash used in investing activities for the three months ended March 31, 2008 consisted of the capitalization of product development costs of $0.5 million and the purchase of capital expenditures of $0.1 million. Net cash used in investing activities for the three months ended March 31, 2007 related to development activities to enhance our product offering and the capitalization of the costs associated with those projects of $0.8 million and the purchase of capital expenditures $0.3 million.

Financing Activities

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2008 compared to net cash used in financing activities of $0.3 million for the three months ended March 31, 2007. Net cash used in financing activities for the three months ended March 31, 2008 consisted of repayments against our capital leases outstanding of $0.5 million and repayments of our insurance premium financing and maintenance note financing of $0.1 million. Net cash used in financing activities for the three months ended March 31, 2007 consisted of repayments against our capital leases outstanding of $0.5 million and repayments against our equipment line of credit and insurance premium financing of $0.1 million, partially offset by proceeds from the exercise of stock options of $0.3 million.

We believe that our cash balances, cash flows from operations and available borrowings under our working capital facility, and capital leases will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. We believe opportunities may exist to expand our current business through strategic acquisitions and investments in technology. Changes in our operating plans, lower than anticipated revenue, increased expenses or other events, including those described in “Risk Factors” may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans, our financial condition and results of operations. Additional equity financing would be dilutive to the holders of common stock, and debt financing, if available, may involve significant cash payment obligations and covenants or financial ratio requirements that restrict our ability to operate our business. We do not, however, have any current plans to issue additional equity, including preferred stock, in the near future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. To minimize our risk, we intend to maintain our portfolio of cash equivalents in money market funds and other short-term highly liquid securities. Money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. However, a decline in interest rates would result in reduced future investment income to us. We do not believe a 10% change in prevailing interest rates would have a material effect on our interest income.

Our interest expense, generally, is not sensitive to changes in prevailing interest rates since the majority of our borrowings that are outstanding and our capital leases are at a fixed interest rate. Borrowings under our working capital facility are subject to adjustments in prevailing interest rates. Future increases in prevailing interest rates will increase future interest expense payable by us. However, we do not believe a 10% change in prevailing interest rates will have a material effect on our interest expense.

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

As of March 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

We operate in a market with limited potential clients, derive a significant portion of our revenue from a limited number of customers, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

Our revenues from Health Care Service Corporation (“HCSC”) and Blue Cross Blue Shield of Minnesota (“Minnesota”) accounted for approximately 25% and 12%, respectively, of our revenue for the three months ended March 31, 2008. Our revenues from HCSC and Horizon Blue Cross Blue Shield (“Horizon”) accounted for approximately 24% and 10%, respectively, of our revenue for the three months ended March 31, 2007. Collectively, our top five customers accounted for approximately 55% and 57% of our revenue for the three months ended March 31, 2008 and 2007, respectively. Although we are seeking to broaden our customer base, we anticipate that a small number of customers will continue to account for a large percentage of our revenue. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

In addition, the number of potential customers in the electronic health care information market is limited, and therefore, our total customer base is limited. We believe that there are approximately 300 additional potential customers in our market. As of March 31, 2008, we had contracts with 45 entities that represented approximately 55 regional and national managed care organizations. If we lose one contract, we may lose more than one entity as a customer. Our contracts with our customers are typically five-year agreements. We do, however, enter into contracts with our customers that do not require long-term commitments, such as annual maintenance contracts or contracts for our transactional solutions. If we are not able to attract additional customers, license new solutions to our existing customers or obtain contract renewals from our customers, our revenue could decline.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in four of the last five years, and no net income has been available to common shareholders in four of the last five years. As of March 31, 2008, our shareholders’ equity was $12.5 million and we had an accumulated deficit of $94.1 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Item 6.  Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document

10.1

Employment Agreement dated February 19, 2008 between MEDecision, Inc. and Carl E. Smith (incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on February 20, 2008)

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

MEDECISION, INC.

May 9, 2008	By:	/s/ DAVID ST.CLAIR
David St.Clair
Chairman of the Board of Directors and
Chief Executive Officer

May 9, 2008	By:	/s/ CARL E. SMITH
Carl E. Smith
Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1

Employment Agreement dated February 19, 2008 between MEDecision, Inc. and Carl E. Smith (incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on February 20, 2008)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002