Form 10-Q
period 2008-06-30
MEDecision, Inc.
filed 2008-08-14
CIK 1367705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer.” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of August 11, 2008, 16,361,869 shares of the registrant’s common stock, no par value per share, were outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDECISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,343	$9,857
Accounts receivable, net of allowance for doubtful accounts of $81 (unaudited) and $72, respectively	8,196	9,991
Prepaid expenses	1,417	1,572
Other current assets	80	225
Total current assets	19,036	21,645

Property and equipment
Computer equipment and software	10,898	10,328
Leasehold improvements	3,399	3,389
Office equipment and furniture	2,076	1,918
	16,373	15,635
Less: accumulated depreciation and amortization	(7,802)	(6,522)
Net property and equipment	8,571	9,113

Capitalized software, net of accumulated amortization of $9,058 (unaudited) and $8,054, respectively	8,401	7,475
Other non-current assets	990	995

Total assets	$36,998	$39,228

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligations	$1,805	$1,899
Notes payable and current portion of long-term note payable	330	587
Accounts payable	3,404	3,934
Accrued payroll and related costs	1,045	867
Other accrued expenses	1,598	1,338
Deferred license and maintenance revenue	10,134	8,554
Deferred professional services revenue	1,023	1,495
Total current liabilities	19,339	18,674

Long-term liabilities
Capital lease obligations	2,383	2,642
Note payable	397	472
Deferred rent	2,425	2,428
Deferred license and maintenance revenue	189	323
Total long-term liabilities	5,394	5,865

Commitments and contingencies

Stockholders’ equity
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 16,345,469 and 16,263,831 at June 30, 2008 (unaudited) and December 31, 2007, respectively	106,744	106,309
Accumulated deficit	(94,479)	(91,620)
Total stockholders’ equity	12,265	14,689

Total liabilities and stockholders’ equity	$36,998	$39,228

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
Subscription, maintenance and transaction fees	$8,206	$6,053	$15,112	$11,764
Term licenses	2,616	299	2,865	1,866
Professional services	3,367	3,372	6,974	5,911
Total revenue	14,189	9,724	24,951	19,541

Cost of revenue
Subscription, maintenance and transaction fees	2,738	2,408	5,502	4,773
Term licenses	612	440	1,204	1,041
Professional services	1,956	1,627	3,883	3,105
Total cost of revenue	5,306	4,475	10,589	8,919

Gross profit	8,883	5,249	14,362	10,622

Operating expenses
Sales and marketing	2,858	2,232	4,797	4,473
Research and development	997	1,561	3,095	3,289
General and administrative	3,784	3,988	7,653	7,937
Other operating	1,456	—	1,456	—
Total operating expenses	9,095	7,781	17,001	15,699

Loss from operations	(212)	(2,532)	(2,639)	(5,077)
Interest (expense) income, net	(103)	7	(185)	51

Loss before provision for income taxes	(315)	(2,525)	(2,824)	(5,026)
Provision for income taxes	(35)	—	(35)	—

Loss available to common shareholders	$(350)	$(2,525)	$(2,859)	$(5,026)

Loss per share available to common shareholders, basic and diluted	$(0.02)	$(0.16)	$(0.18)	$(0.33)

Weighted average shares used to compute loss available to common shareholders per common share, basic and diluted	16,338,104	15,344,853	16,310,520	15,264,375

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(2,859)	$(5,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,522	1,329
Amortization of capitalized software	1,004	551
Stock-based compensation expense	377	523
Amortization of deferred financing cost	31	50
Provision for doubtful accounts	9	23
Loss on disposal of assets	2	15
Decrease (increase) in assets:
Accounts receivable	1,786	1,826
Prepaid expenses and other assets	258	(117)
Increase (decrease) in liabilities:
Accounts payable	(530)	(276)
Accrued payroll and related costs	184	(392)
Other accrued expenses	258	87
Deferred revenue	974	(464)
Net cash provided by (used in) operating activities	3,016	(1,871)

Cash flows from investing activities
Capitalized software	(1,930)	(1,962)
Purchase of property and equipment	(215)	(477)
Net cash used in investing activities	(2,145)	(2,439)

Cash flows from financing activities
Proceeds from exercise of common stock options	71	334
Payment to satisfy tax obligations for employee stock options exercised	(4)	—
Repayment of capital lease obligations	(1,120)	(1,028)
Repayment of insurance note payable	(178)	(207)
Repayment of maintenance notes payable	(154)	—
Repayment of equipment note payable	—	(50)
Net cash used in financing activities	(1,385)	(951)

Net decrease in cash and cash equivalents	(514)	(5,261)
Cash and cash equivalents, beginning of period	9,857	17,408
Cash and cash equivalents, end of period	$9,343	$12,147

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$260	$245

Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital leases	$767	$87

The accompanying notes are an integral part of these consolidated financial statements.

MEDECISION, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(1)        Basis of Presentation

The accompanying unaudited interim financial statements as of and for the three and six months ended June 30, 2008 and 2007 of MEDecision, Inc. and its wholly-owned subsidiaries (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

(2)                       Merger Agreement

On June 17, 2008, the Company, Health Care Service Corporation, a Mutual Legal Reserve Company, an Illinois corporation (“HCSC”), and Mercury Acquisition Corp., a Pennsylvania corporation and a wholly-owned subsidiary of HCSC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of HCSC (the “Merger”). The following description of the Merger Agreement does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed with the Securities and Exchange Commission (“SEC”) as Exhibit 2.1 to a Current Report on Form 8-K on June 18, 2008.

If the Merger is completed, each outstanding share of the Company’s common stock will be converted into the right to receive $7.00 in cash (the “Merger Consideration”), without interest and less any required withholding taxes. Except for (i) options to purchase an aggregate of 176,975 shares of the Company’s common stock, which will terminate upon consummation of the merger without any further payment rights, and (ii) options to purchase an aggregate of 60,000 shares of the Company’s common stock held by one of its key management employees, which will be converted into a post-closing payment right, upon the effective time of the merger each option to purchase the Company’s common stock outstanding immediately prior to the effective time of the merger will be cancelled, and the holder of each such option will be entitled to receive, in full settlement and cancellation of such option, a cash payment equal to the product of the number of shares subject to such option multiplied by the excess, if any, of (a) $7.00 less (b) the exercise price per share of such option, without interest and less any required withholding tax.

The Company intends to hold a special shareholders meeting on August 14, 2008 for the purpose of voting on the adoption of the Merger Agreement and the approval of the Merger.

The completion of the Merger is subject to various customary conditions, including, among others, (i) the receipt of the required Company shareholder approval; (ii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) since December 31, 2007; and (iii) the Company having Adjusted Net Cash (as defined in the Merger Agreement) of at least the specified amounts set forth in the Merger Agreement.

In connection with the execution of the Merger Agreement, HCSC and certain holders of the Company’s common stock have each entered into voting agreements (collectively, the “Voting Agreements”). Pursuant to the Voting Agreements, these shareholders have agreed to vote their shares of the Company’s common stock in favor of adopting the Merger Agreement and approval of the Merger. These holders beneficially own in the aggregate approximately 45% of the Company’s common stock. The Voting Agreements will terminate: (i) upon the adoption of the Merger Agreement by the Company’s shareholders; (ii) upon the termination of the Merger Agreement in accordance with its terms; or (iii) at any time upon notice by HCSC to the signatory shareholders of the Voting Agreements.

The foregoing description of the Voting Agreements is qualified in its entirety by reference to the full text of the Voting Agreements, which were filed with the SEC as Exhibits 99.1 through 99.7 to a Current Report on Form 8-K on June 18, 2008.

(3)                       Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position No. SFAS 157-2 (“FSP 157-2”) that deferred the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted, on a prospective basis, SFAS 157 for financial assets and financial liabilities. The adoption did not have a material impact on the Company’s consolidated financial statements. The Company has assessed the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities and the adoption will not have a material impact on the Company’s consolidated financials statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). By electing the fair value measurement attribute for certain assets and liabilities, entities will be able to mitigate potential “mismatches” that arise under the current mixed measurement attribute model. Entities will also be able to offset changes in the fair values of a derivative instrument and its related hedged item by selecting the fair value option for the hedged item. SFAS 159 became effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted, on a prospective basis, SFAS 159. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and therefore, the adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), was issued. SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities under SFAS No. 133. “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 will require a more detailed discussion of how an entity uses derivative instruments and hedging activities and how such derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. Among other things, the expanded disclosures will also require presentation of the fair values of derivative instruments and their gains and losses in tabular format and enhanced liquidity disclosures, including discussion of credit-risk-related derivative features. SFAS will become effective January 1, 2009. At this time, the Company does not believe the adoption of this statement will not have any impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), was issued. SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles used in the preparation of financial statements presented in conformity with generally accepted accounting principles of nongovernmental entities. SFAS 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the effect that the adoption of this statement will have on its consolidated financial statements.

(4)        Stock-Based Compensation

The Company accounts for share based payments in accordance with SFAS No. 123R, Share Based Payment. Effective January 1, 2006, the Company adopted the calculated value recognition provisions of SFAS No. 123R utilizing the prospective-transition method, as permitted by SFAS No. 123R.

During the three and six months ended June 30, 2008, ten-year options to purchase 264,300 shares of common stock, at a weighted average exercise price of $2.28, were granted to employees and directors. During the three and six months ended June 30, 2007, ten-year options to purchase 277,500 and 377,150 shares, respectively, of common stock, at a weighted average exercise price of $5.33 and $5.74, respectively, were granted to employees and directors. For the three months ended June 30, 2008 and 2007, the Company recognized stock compensation expense of $54 ($0.00 per share) and $311 ($0.02 per share), respectively, of which $77 and $99, respectively, pertained to the intrinsic value of options issued below fair market value in 2005 and 2004. For the six months ended June 30, 2008 and 2007, the Company recognized stock compensation expense of $377 ($0.02 per share) and $523 ($0.03 per share), respectively, of which $150 and $197, respectively, pertained to the intrinsic value of options issued below fair market value in 2005 and 2004.

The Company used a Black-Scholes model to determine the fair value of options issued in 2008 and 2007. The weighted average calculated value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average fair value at date of grant for options granted during the period	$0.66	$3.64	$0.66	$3.93
Weighted average risk-free interest rates	3.1%	4.6%	3.1%	4.7%
Weighted average expected life of options (in years)	5.5	6.6	5.5	7.8
Expected stock price volatility	54.8%	69.7%	54.8%	84.4%
Expected dividend yield	—	—	—	—

The Company determined its volatility factor through an analysis of peer companies in terms of market capitalization and total assets. The Company cannot compute expected volatility of its stock due to its lack of historical stock prices. The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model. Separate groups of employees and non-employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company calculated the expected term by analyzing for each group cumulative share exercise and expiration data and post-vesting employment termination behavior as of the grant date. The weighted average life as of each grant date was then calculated and used in determining the fair value at each grant date. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is zero based on the Company’s historical experience.

As of June 30, 2008, there was $1,438 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans, which will be recognized over the weighted average period of 2.1 years. At June 30, 2008, there were 1,093,747 shares available for grant under the Company’s 2006 Equity Incentive Plan.

Stock option activity for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at December 31, 2007	2,106,150	$6.72
Granted	264,300	2.28
Exercised	(84,437)	0.76
Canceled	(317,123)	12.83
Balance at June 30, 2008	1,968,890	$5.40	5.64	$6,720

Exercisable at June 30, 2008	1,165,608	$4.64	4.20	$4,418

The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $13 and $434, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $110 and $2,359, respectively. During the three months ended June 30, 2008 and 2007, the Company received $23 and $74, respectively, in cash payments related to option exercises. During the three months ended June 30, 2008, the Company withheld and subsequently canceled 103 and 80 shares, respectively, of common stock to satisfy stock option exercise consideration and tax obligations. During the six months ended June 30, 2008 and 2007, the Company received $71 and $334, respectively, in cash payments related to option exercises. During the six months ended June 30, 2008, the Company withheld and subsequently canceled 1,214 and 1,585 shares, respectively, of common stock to satisfy stock option exercise consideration and tax obligations.

(5)        Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average numbers of shares outstanding. The Company had a net loss available to common shareholders for the three and six months ended June 30, 2008 and 2007. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at those dates were not included in the computation of diluted loss per share for the periods then ended as they were anti-dilutive.

Net loss per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2008	2007	2008	2007

Numerator:
Loss available to common shareholders	$(350)	$(2,525)	$(2,859)	$(5,026)

Denominator:
Weighted average shares used to compute loss available to common shareholders per common share, basic and diluted	16,338,104	15,344,853	16,310,520	15,264,375

Loss per share available to common shareholders, basic and diluted	$(0.02)	$(0.16)	$(0.18)	$(0.33)

For the three months ended June 30, 2008 and 2007, weighted average shares of common stock issuable in connection with stock options and warrants of 1,117,860 and 737,238 shares, respectively, were not included in the diluted loss per share calculation because doing so would have been anti-dilutive. For the six months ended June 30, 2008 and 2007, weighted average shares of common stock issuable in connection with stock options and warrants of 1,180,357 and 659,838 shares, respectively, were not included in the diluted loss per share calculation because doing so would have been anti-dilutive.

(6)        Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any change in the enacted tax rate and its effect on deferred assets and liabilities is recognized in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

The Company adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2007, the Company had $19,050 of unrecognized tax benefits which, if recognized, would favorably impact the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations within the next 12 months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. Tax years beginning in 2003 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

(7)        Leases

The Company is obligated under capital leases covering office furniture and computer hardware and software that expire at various dates through October 2012. At June 30, 2008 and December 31, 2007, the gross amount of property and equipment and related accumulated amortization recorded under capital leases was as follows:

	June 30,	December 31,
	2008	2007

Computer equipment and software	$7,397	$6,914
Leasehold improvements	15	15
Office equipment and furniture	1,886	1,743
	9,298	8,672
Less: accumulated deprecation and amortization	(4,762)	(3,925)
	$4,536	$4,747

Amortization of assets held under capital leases is included with depreciation and amortization expense in the accompanying statements of operations.

The Company leases office space, equipment, and a vehicle under various cancelable and non-cancelable operating lease agreements that expire on various dates through August 2016. The Company’s operating lease for office space allows the Company to terminate the lease after seven years, provided twelve months’ written notice is provided. Upon such termination, the Company must pay a penalty of $1,800, reduced by $30 each month subsequent to the 84th month of the lease. The penalty reductions would not begin until September 2011. For the three months ended June 30, 2008 and 2007, rental expense for operating leases was approximately $532 and $541, respectively. For the six months ended June 30, 2008 and 2007, rental expense for operating leases was approximately $1,066 and $1,097, respectively.

Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of June 30, 2008 are:

Year ending December 31,	Capital Leases	Operating Leases

2008 (July 1 through December 31)	$1,161	$1,000
2009	1,605	2,007
2010	965	1,993
2011	610	2,001
2012	360	2,066
Thereafter through 2016	7	8,192
Total minimum lease payments	4,708	$17,259
Less: amount representing interest (at rates ranging from 4.6% to 18.9%)	(520)
Present value of net minimum capital lease payments	4,188
Less: current installments of obligations under capital leases	(1,805)
Obligations under capital leases, excluding current installments	$2,383

(8)        Warrants

In connection with various financing activities, the Company issued warrants to purchase its common stock. There was no warrant activity for the three and six months ended June 30, 2008. During the year ended December 31, 2007, warrants for 259,558 shares were exercised in net shares settlement transactions, in which a net of 147,756 shares of common stock were issued.

As of June 30, 2008, warrants to purchase the Company’s common stock were outstanding as follows:

		Exercise	Expiration
Date Issued	Warrants	Price	Date
June 1, 1999	50,000	$4.00	May 31, 2009

(9)        Industry and Geographic Segment Information

The Company operates in one segment and derived all of its revenue from the healthcare industry in the three and six month periods ended June 30, 2008 and 2007. All of the Company’s revenue in those periods was derived from United States customers and all of its assets during these periods were in the United States.

(10)     Commitments and Contingencies

On January 1, 2008, an employment agreement previously entered into with an officer of the Company automatically renewed for an additional term of one year at an annual base salary of $315 in addition to other discretionary cash and stock option bonuses. Under this agreement, unless either party gives notice to the other at least sixty days prior to the expiration, the agreement is renewed automatically for succeeding terms of one year each. Scheduled future payments under this agreement as of June 30, 2008 are $158. On February 19, 2008, the Company entered into an employment agreement with another officer of the Company. The agreement includes an annual base salary of $225 and other discretionary cash and stock option bonuses.

On April 7, 2008, the Company entered into an employment agreement with an employee of the Company. The agreement includes an annual base salary of $230 and other discretionary cash and stock option bonuses. On April 21, 2008, the Company entered into an employment agreement with an employee of the Company. The agreement includes an annual base salary of $330 and other discretionary cash and stock option bonuses. As of June 30, 2008, all employment agreements provide for additional payments upon employee separation with the aggregate amount of all such payments equal to approximately $848.

On April 9, 2008, the Company accepted the resignation of one of its employees. Based on the employee’s employment agreement, the Company is obligated to make separation payments through January 15, 2009 totaling approximately $188. As of June 30, 2008, the Company made payments of approximately $54.

On April 21, 2008, the Company announced that it entered into a Consulting Agreement (the “Consulting Agreement”) with Timothy W. Wallace to serve as the Company’s Interim President and Chief Operating Officer. On July 18, 2008, the Company accepted the resignation of its Interim President and Chief Operating Officer and the Consulting Agreement dated April 21, 2008 with him was terminated. Under the terms of his Consulting Agreement, Mr. Wallace received a payment of $7 for each week that he served as Interim President and Chief Operating Officer. The Company also agreed to continue to pay Mr. Wallace for his service as a member of the Company’s Board of Directors, except for service on any committees of the Board of Directors. Due to the nature of the consulting responsibilities contemplated, the Consulting Agreement prohibited Mr. Wallace from accepting engagements that interfered with the performance of his duties as Interim President and Chief Operating Officer of the Company. The Consulting Agreement was terminable, upon thirty days’ notice, by either party. Mr. Wallace has agreed to certain restrictive covenants, including confidentiality and non-competition and non-solicitation provisions during his engagement with the Company and for a period of twelve months thereafter. For the three and six months ended June 30, 2008, the Company recorded $72 of expense relating to this Consulting Agreement.

The Company is party to a contract to purchase third-party licenses from a software vendor. The agreement expired on December 31, 2005; however, the agreement automatically renews on an annual basis, unless terminated by either party. Expense incurred under this agreement during the three months ended June 30, 2008 and 2007 was $130 and $127, respectively, and is included in cost of subscription, maintenance and transaction fees revenue in the accompanying financial statements. Expense incurred under this agreement during the six months ended June 30, 2008 and 2007 was $261 and $254, respectively, and is included in cost of subscription, maintenance and transaction fees revenue in the accompanying financial statements. On February 14, 2008, we entered into an amendment for an additional term of three years. Scheduled future payments under this amendment are $0.3 million in 2008, $0.5 million in 2009, and $0.6 million in 2010. The Company made payments of $0.2 million during the six months ended June 30, 2008.

In addition, the Company is party to another contract to purchase a third-party license from a software vendor. The agreement expires on December 31, 2012. Expense incurred under this agreement during the three and six months ended June 30, 2008 was $17 and $35, respectively. These costs are included in cost of subscription, maintenance and transaction fees revenue in the accompanying financial statements. For the three months ended June 30, 2008, we made payments of $0.1 million under this agreement. For the six months ended June 30, 2008, we made payments of $0.2 million under this agreement. Scheduled future minimum payments as of June 30, 2008 under this agreement are $0.2 million in 2008.

The Company’s contracts with its customers provide that customers are responsible for payment of sales and use taxes on the Company’s licensing and maintenance fees, and where applicable, professional services. Prior to 2006, the Company did not collect sales taxes. Since January 1, 2006, the Company began to collect and remit sales taxes from its customers. In the event that a customer has not paid use tax where and when due, or is otherwise unable to pay, the Company may have a contingent liability for unpaid taxes, interest and penalties. A liability of $145 and $150 has been accrued at June 30, 2008 and December 31, 2007, respectively, against such contingencies.

If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $6.0 million to HCSC. In addition, under certain circumstances, the Company will be required to pay a termination fee of $1.0 million to HCSC as reimbursement for expenses incurred by HCSC in connection with the negotiation, preparation, execution, and performance of the Merger Agreement and related documentation.

The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company’s financial position or operating results.

(11)     Concentration of Credit Risk

Revenue from the Company’s top three customers for the three months ended June 30, 2008 was 55%. Revenue from the Company’s top two customers for the three months ended June 30, 2007 was 42%. Revenue from the Company’s top three customers for the six months ended June 30, 2008 was 48%. Revenue from the Company’s top two customers for the six months ended June 30, 2007 was 38%.

Trade receivables related to three customers was 41% of total net accounts receivable as of June 30, 2008. Trade receivables related to four customers was 61% of total net accounts receivable as of December 31, 2007.

(12)     Subsequent Events

On July 18, 2008, the Company accepted the resignation of its Interim President and Chief Operating Officer and the Consulting Agreement dated April 21, 2008 with him was terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties, including, without limitation, statements about the expected timing, completion and effects of the proposed merger between us and HCSC. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “seeks,” “pro forma,” “potential,” “anticipates,” “predicts,” “plans,” “estimates,” or “intends,” or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements should be considered in light of various important factors, including those set forth under the caption “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to “MEDecision,” “we,” “our,” and “us” collectively refer to MEDecision, Inc., a Pennsylvania corporation, and all of its subsidiaries.

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

We license our solutions primarily to large regional health care insurance companies. As of June 30, 2008, our customers included approximately 57 regional and national managed care organizations, including the largest organizations in more than 29 regional markets. Our revenue has increased at a compound annual growth rate of 21.5% since 2003, to $44.8 million for the year ended December 31, 2007. Our overall increase in revenue is attributable to increased emphasis by our customers on active management of their total insured population and the expansion of our solutions to meet their evolving needs.

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

We evaluate and monitor our business based on our results from operations, including our percentage of revenue growth, our revenue by category, operating expenses as a percent of total revenue and our overall financial position. In doing so, we monitor margins for our existing business and evaluate the potential margin contributions for each type of revenue that we generate. We operate in one reportable segment.

Merger Agreement

On June 17, 2008, we, Health Care Service Corporation, a Mutual Legal Reserve Company, an Illinois corporation (“HCSC”), and Mercury Acquisition Corp., a Pennsylvania corporation and a wholly-owned subsidiary of HCSC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into us and we will become a wholly-owned subsidiary of HCSC (the “Merger”).

If the Merger is completed, each outstanding share of our common stock will be converted into the right to receive $7.00 in cash (the “Merger Consideration”), without interest and less any required withholding taxes. Except for (i) options to purchase an aggregate of 176,975 shares of our common stock, which will terminate upon consummation of the merger without any further payment rights, and (ii) options to purchase an aggregate of 60,000 shares of our common stock held by one of our key management employees, which will be converted into a post-closing payment right, upon the effective time of the merger each option to purchase our common stock outstanding immediately prior to the effective time of the merger will be cancelled, and the holder of each such option will be entitled to receive, in full settlement and cancellation of such option, a cash payment equal to the product of the number of shares subject to such option multiplied by the excess, if any, of (a) $7.00 less (b) the exercise price per share of such option, without interest and less any required withholding tax.

We intend to hold a special shareholders meeting on August 14, 2008 for the purpose of voting on the adoption of the Merger Agreement and the approval of the Merger.

The completion of the Merger is subject to various customary conditions, including, among others, (i) the receipt of the required approval by our shareholders; (ii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) since December 31, 2007; and (iii) our having Adjusted Net Cash (as defined in the Merger Agreement) of at least the specified amounts set forth in the Merger Agreement.

In connection with the execution of the Merger Agreement, HCSC and certain holders of our common stock have each entered into voting agreements (collectively, the “Voting Agreements”). Pursuant to the Voting Agreements, these shareholders have agreed to vote their shares of our common stock in favor of adopting the Merger Agreement and approval of the Merger. These holders beneficially own in the aggregate approximately 45% of our common stock. The Voting Agreements will terminate: (i) upon the adoption of the Merger Agreement by our shareholders; (ii) upon the termination of the Merger Agreement in accordance with its terms; or (iii) at any time upon notice by HCSC to the signatory shareholders of the Voting Agreements.

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

Subscription, Maintenance and Transaction Fees

Our customers pay annual subscription fees to license clinical pathways for case and disease management through Alineo Clinical Programs, to process data through our service bureau and access reports using Alineo Care Management Analytics and Alineo Clinical Intelligence and to transmit clinical data and decisions through our Nexalign solution. Customers also pay a fee for each transaction transmitted over our network. We recognize these subscription fees ratably over the term of the subscription agreement and include this in subscription, maintenance and transaction fee revenue in our consolidated statements of operations. We also offer our customers a hosted solution and receive monthly fees for those services. We recognize hosting revenue ratably over the term of the related agreement, which is typically five years in duration. Hosting revenue is included in subscription, maintenance and transaction fee revenue on our consolidated statements of operations.

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

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2007. See also Note 3 to our unaudited consolidated financial statements for the three and six months ending June 30, 2008 as set forth herein.

Significant Customer Contracts

Three of our customers, Blue Cross Blue Shield of Florida (“Florida”), HCSC, and Blue Cross Blue Shield of Minnesota (“Minnesota”) accounted for approximately 21%, 20%, and 14%, respectively, of our revenue for the three months ended June 30, 2008. Two of our customers, HCSC and Horizon Blue Cross Blue Shield (“Horizon”) accounted for approximately 32% and 10%, respectively, of our revenue for the three months ended June 30, 2007. For the six months ended June 30, 2008, HCSC, Minnesota, and Florida accounted for approximately 23%, 13%, and 12%, respectively, of our revenue. For the six months ended June 30, 2007, HCSC and Horizon accounted for approximately 28% and 10%, respectively, of our revenue. Each of these contracts contains a term license component and an annual subscription and maintenance fee component. As is the case generally with all of our term license arrangements, a significant amount of the revenue of the contract is recognized in the initial year of the contract, with the remaining year revenue composed predominantly of annual subscription and maintenance fees and professional services relating primarily to implementation. As a result, while these contracts represent a material portion of our revenue for the three and six months ended June 30, 2008, we can not determine at this time whether these contracts will represent a material portion of our revenue in the future.

Consolidated Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 and 2007

The following table sets forth key components of our results of operations for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
Subscription, maintenance and transaction fees	58%	62%	61%	60%
Term licenses	18	3	11	10
Professional services	24	35	28	30
Total revenue	100	100	100	100

Cost of revenue
Subscription, maintenance and transaction fees	19	25	22	25
Term licenses	4	4	5	5
Professional services	14	17	15	16
Total cost of revenue	37	46	42	46

Gross profit	63	54	58	54

Operating expenses
Sales and marketing	20	23	19	23
Research and development	7	16	12	17
General and administrative	27	41	31	40
Other operating	10	—	6	—
Total operating expenses	64	80	68	80

Loss from operations	(1)	(26)	(10)	(26)
Interest (expense) income, net	(1)	—	(1)	—

Loss before provision for income taxes	(2)	(26)	(11)	(26)
Provision for income taxes	—	—	—	—

Loss available to common shareholders	(2)%	(26)%	(11)%	(26)%

Revenue

Consolidated revenue increased $4.5 million, or 46% percent, to $14.2 million for the three months ended June 30, 2008 compared to $9.7 million for the three months ended June 30, 2007. The increase is attributable to an increase in subscription, maintenance and transaction fees and term licenses revenue. Consolidated revenue increased $5.5 million, or 28% percent, to $25.0 million for the six months ended June 30, 2008 compared to $19.5 million for the six months ended June 30, 2007. The increase is attributable to an increase in subscription, maintenance and transaction fees, term licenses, and in professional services revenue.

Revenue by source is as follows:

	Three Months Ended						Six Months Ended
	June 30,				Change		June 30,				Change
(in thousands)	2008		2007		$	%	2008		2007		$	%

Subscription, maintenance, and transaction fees	$8,206	58%	$6,053	62%	$2,153	36%	$15,112	61%	$11,764	60%	$3,348	28%
Term licenses	2,616	18%	299	3%	2,317	775%	2,865	11%	1,866	10%	999	54%
Professional services	3,367	24%	3,372	35%	(5)	(0)%	6,974	28%	5,911	30%	1,063	18%
Total revenue	$14,189	100%	$9,724	100%	$4,465	46%	$24,951	100%	$19,541	100%	$5,410	28%

During the three months ended June 30, 2008, we entered into contracts with two new customers. These two new customers licensed our Alineo product suite and represent aggregate term licenses revenue of $2.5 million. In addition, we entered into a new contract with an existing customer who had already licensed our Advanced Medical Management module and was renewing their existing license agreement. During the three months ended June 30, 2007, we entered into contracts with two new customers. These customers licensed our Collaborative Care Management suite including the Patient Clinical Summary and represented aggregate term licenses revenue of $3.2 million. We recognized $3.1 million of term licenses revenue in fourth quarter of 2007.

During the six months ended June 30, 2008, we entered into contracts with two new customers. These two new customers licensed our Alineo product suite and represent aggregate term licenses revenue of $2.5 million. In addition, we entered into five new contracts with existing customers who had already licensed our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement. We entered into a total of eight contracts during the six months ended June 30, 2007. In addition to the two contracts with new customers, we executed six contracts with existing customers that had already licensed our Advanced Medical Management module and were adding an additional module or renewing their existing license agreement.

Subscription, maintenance, and transaction fees

The increase in subscription, maintenance and transaction fees revenue for the three months ended June 30, 2008 compared to the same period in 2007 was a result of maintenance and support revenue from contracts consummated in the periods subsequent to June 30, 2007, annual CPI inflators of approximately 4% included in our maintenance and support contracts, and an increase in authorization and referral transaction revenues.

The increase in subscription, maintenance and transaction fees revenue for the six months ended June 30, 2008 compared to the same period in 2007 was a result of maintenance and support revenue from contracts consummated in the periods subsequent to June 30, 2007, annual CPI inflators of approximately 4% included in our maintenance and support contracts, and an increase in authorization and referral transaction revenues.

Term licenses

The increase in term licenses revenue is primarily due to the two contracts with new customers consummated and recorded during the three months ended June 30, 2008 compared to the same period in 2007. A significant portion of the term licenses revenue related to a contract consummated during the three months ended June 30, 2007 was not recognized until fourth quarter of 2007.

The increase in term licenses revenue is primarily due to the two contracts with new customers consummated and recorded during the six months ended June 30, 2008 compared to the same period in 2007. A significant portion of the term licenses revenue related to a contract consummated during the six months ended June 30, 2007 was not recognized until fourth quarter of 2007.

Professional services

Professional services revenue remained constant for the three months ended June 30, 2008 compared to the same period in 2007.

Professional services revenue increased for the six months ended June 30, 2008 compared to the same period in 2007 due to new contracts signed since June 2007 resulting in increased implementation revenue.

Cost of revenue

Cost of revenue increased 19% to $5.3 million for the three months ended June 30, 2008 from $4.5 million for the three months ended June 30, 2007. Cost of revenue increased 19% to $10.6 million for the six months ended June 30, 2008 from $8.9 million for the six months ended June 30, 2007.

Cost of revenue for each revenue source is as follows:

	Three Months Ended						Six Months Ended
	June 30,				Change		June 30,				Change
(in thousands)	2008		2007		$	%	2008		2007		$	%

Subscription, maintenance, and transaction fees	$2,738	33%	$2,408	40%	$330	14%	$5,502	36%	$4,773	41%	$729	15%
Term licenses	612	23%	440	147%	172	39%	1,204	42%	1,041	56%	163	16%
Professional services	1,956	58%	1,627	48%	329	20%	3,883	56%	3,105	53%	778	25%
Total revenue	$5,306	37%	$4,475	46%	$831	19%	$10,589	42%	$8,919	46%	$1,670	19%

Subscription, maintenance, and transaction fees

The increase in the cost of subscription, maintenance and transaction fees for the three months ended June 30, 2008 compared to the same period in 2007 is primarily due to an increase in third party royalty costs of $0.2 million and software costs of $0.1 million.

The increase in the cost of subscription, maintenance and transaction fees for the six months ended June 30, 2008 compared to the same period in 2007 is primarily due to an increase in third party royalty costs of $0.3 million, infrastructure related costs of $0.2 million, and software costs of $0.2 million.

Term licenses

The cost of term licenses for the three months ended June 30, 2008 increased $0.2 million as compared to the same period in 2007. There was an increase in the amortization of capitalized software development costs of $0.3 million offset by a decrease in third party software costs of $0.1 million. The additional amortization of capitalized software development costs primarily relates to the $4.8 million investment made during 2007 for product development designed to expand the features and functionality of core products, primarily Alineo, and to prepare for the next phase of delivering richer Clinical Summaries.

The cost of term licenses for the six months ended June 30, 2008 increased $0.2 million as compared to the same period in 2007. There was an increase in the amortization of capitalized software development costs of $0.5 million offset by a decrease in third party software costs of $0.3 million. The additional amortization of capitalized software development costs primarily relates to the $4.8 million investment made during 2007 for product development designed to expand the features and functionality of core products, primarily Alineo, and to prepare for the next phase of delivering richer Clinical Summaries.

Professional services

The cost of professional services for the three months ended June 30, 2008 increased $0.4 million compared to the same period in 2007. The increase is primarily due to an increase in personnel and personnel related costs and other professional services costs of $0.4 million and $0.1 million, respectively. These increases were offset by a decrease in consultant costs of $0.1 million. The increase in personnel and personnel related costs is associated with an increase in full-time equivalents as a result of the larger software implementations and service contracts signed since June 2007. In addition, the increase in personnel and personnel related costs includes $0.1 million of severance during the three months ended June 30, 2008. The decrease in consultant costs is associated with the increase in full-time equivalents.

The cost of professional services for the six months ended June 30, 2008 increased $0.8 million compared to the same period in 2007. The increase is primarily due to an increase in personnel and personnel related costs and other professional services costs of $0.7 million and $0.1 million, respectively. The increase in personnel and personnel related costs is associated with an increase in full-time equivalents as a result of the larger software implementations and service contracts signed since June 2007. In addition, the increase in personnel and personnel related costs includes $0.1 million of severance during the six months ended June 30, 2008.

Gross profit

Gross profit increased 69% to $8.9 million for the three months ended June 30, 2008 from $5.2 million for the three months ended June 30, 2007. Gross margin increased to 63% for the three months ended June 30, 2008 from 54% for the three months ended June 30, 2007. Gross profit increased 35% to $14.4 million for the six months ended June 30, 2008 from $3.7 million for the six months ended June 30, 2007. Gross margin increased to 58% for the six months ended June 30, 2008 from 54% for the six months ended June 30, 2007.

Gross profit for each revenue source is as follows:

	Three Months Ended						Six Months Ended
	June 30,				Change		June 30,				Change
(in thousands)	2008		2007		$	%	2008		2007		$	%

Subscription, maintenance, and ttransaction fees	$5,468	67%	$3,645	60%	$1,823	50%	$9,610	64%	$6,991	59%	$2,619	37%
Term licenses	2,004	77%	(141)	(47)%	2,145	(1,521)%	1,661	58%	825	44%	836	101%
Professional services	1,411	42%	1,745	52%	(334)	(19)%	3,091	44%	2,806	47%	285	10%
Total revenue	$8,883	63%	$5,249	54%	$3,634	69%	$14,362	58%	$10,622	54%	$3,740	35%

Gross profit for the three months ended June 30, 2008 increased as compared to the same period in 2007. The increased revenue level was offset by increased costs in amortization of capitalized software development costs, personnel and personnel related costs, and third party royalty costs. The increase in gross margin was the result of the increase in term licenses revenue and subscription, maintenance, and transaction fees revenue.

Gross profit for the six months ended June 30, 2008 increased as compared to the same period in 2007. The increased revenue level was offset by increased costs in amortization of capitalized software development costs, personnel and personnel related costs, and third party royalty costs. The increase in gross margin was the result of the increase in term licenses revenue and subscription, maintenance, and transaction fees revenue.

Subscription, maintenance, and transaction fees

For the three months ended June 30, 2008, the increase in gross profit from subscription, maintenance and transaction fees as compared to the same period in 2007 was a result of revenue levels growing at a greater rate than cost levels. The increase in maintenance and support revenue was a result of contracts consummated in the periods subsequent to June 30, 2007, annual CPI inflators of approximately 4% included in our maintenance and support contracts, and an increase in authorization and referral transaction revenues. The increase revenue levels was offset by the increase in the cost of subscription, maintenance and transaction fees for the three months ended June 30, 2008 compared to the same period in 2007. The increase is primarily due to an increase in third party royalty costs and software costs.

For the six months ended June 30, 2008, the increase in gross profit from subscription, maintenance and transaction fees as compared to the same period in 2007 was a result of revenue levels growing at a greater rate than cost levels. The increase in maintenance and support revenue was a result of contracts consummated in the periods subsequent to June 30, 2007, annual CPI inflators of approximately 4% included in our maintenance and support contracts, and an increase in authorization and referral transaction revenues. The increase revenue levels was offset by the increase in the cost of subscription, maintenance and transaction fees for the six months ended June 30, 2008 compared to the same period in 2007. The increase is primarily due to an increase in third party royalty costs, infrastructure related costs, and software costs.

Term licenses

The increase in gross profit from term licenses is primarily due to the two contracts with new customers consummated and recorded during the three months ended June 30, 2008 compared to the same period in 2007. A significant portion of the term licenses revenue related to a contract consummated during the three months ended June 30, 2007 was not recognized until fourth quarter of 2007. A significant portion of the cost of term licenses relate to the amortization of capitalized software development costs which are incurred at the same rate regardless of revenue in the period.

The increase in gross profit from term licenses is primarily due to the two contracts with new customers consummated and recorded during the six months ended June 30, 2008 compared to the same period in 2007. A significant portion of the term licenses revenue related to a contract consummated during the six months ended June 30, 2007 was not recognized until fourth quarter of 2007. A significant portion of the costs of term licenses relate to the amortization of capitalized software development costs which are incurred at the same rate regardless of revenue in the period.

Professional services

The decrease in gross profit from professional services for the three months ended June 30, 2008 compared to the same period in 2007 is due to an increase in the cost of professional services and professional services revenue remaining constant. The increase in the cost of professional services is primarily the result of higher personnel and personnel related costs due to an increase in full-time equivalents as a result of the larger software implementations and service contracts signed since June 2007 and severance recorded during the three months ended June 30, 2008.

The increase in gross profit from professional services for the six months ended June 30, 2008 compared to the same period in 2007 is due to new contracts signed since June 2007 resulting in increased implementation revenue. As a result of the higher implementation revenue from new contracts, an increase in utilization rate contributed to a larger gross profit. The increase in the cost of professional services is primarily the result of higher personnel and personnel related costs due to an increase in full-time equivalents as a result of the larger software implementations and service contracts signed since June 2007 and severance recorded during the three months ended June 30, 2008.

Sales and marketing

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(in thousands)	2008	2007	$	%	2008	2007	$	%

Sales and marketing	$2,858	$2,232	$626	28%	$4,797	$4,473	$324	7%
As a percentage of revenue	20%	23%			19%	23%

The increase in sales and marketing expenses for the three months ended June 30, 2008 compared to the same period in 2007 is due to an increase in personnel and personnel related costs and commission expense of $0.3 million and $0.2 million, respectively. The increase in personnel and personnel related costs is due to an increase in headcount as a result of the redeployment of former research and development personnel. The increase in commission expense is due to higher term licenses revenue. The increase in other sales and marketing costs is due to an increase in tradeshow costs.

The increase in sales and marketing expenses for the six months ended June 30, 2008 compared to the same period in 2007 is due to an increase in other sales and marketing costs of $0.2 million and personnel and personnel related costs of $0.1 million. The increase in other sales and marketing costs is due to an increase in tradeshow costs. The increase in personnel and personnel related costs is due to an increase in headcount as a result of the redeployment of former research and development personnel.

As a percentage of revenue, sales and marketing expenses decreased for the three and six months ended June 30, 2008 compared to the same period in 2007.

Research and development

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(in thousands)	2008	2007	$	%	2008	2007	$	%

Research and development	$997	$1,561	$(564)	(36)%	$3,095	$3,289	$(194)	(6)%
As a percentage of revenue	7%	16%			12%	17%

Total research and development expenditures decreased $0.2 million to $2.4 million (including capitalized software development costs) from $2.6 million (including capitalized software developments costs) for the three months ended June 30, 2008 and 2007. For the three months ended June 30, 2008, we capitalized $1.4 million of software development costs, an increase of 30% from $1.1 million capitalized in the comparable period in 2007. The increase in capitalized software development costs is due to new product enhancement activities for our Alineo product suite being performed during the three months ended June 30, 2008 compared to the costs incurred developing Alineo during the three months ended June 30, 2007. Research and development costs decreased $0.6 million for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. This decrease is due to a $0.4 million decrease in consultant costs and a $0.2 million decrease in personnel and personnel related costs. This decrease in consultant costs is primarily due to a lesser reliance on outside contractors to support efforts to develop new functionality in Alineo and Nexalign. The decrease in personnel and personnel related costs is due to a decrease in headcount as a result of the redeployment of former research and development personnel to sales and marketing.

Total research and development expenditures decreased $0.3 to $5.0 million (including capitalized software development costs) from $5.3 million (including capitalized software developments costs) for the six months ended June 30, 2008 and 2007. For the six months ended June 30, 2008, we capitalized $1.9 million of software development costs, a decrease of 2% from $2.0 million capitalized in the comparable period in 2007. The slight decrease in capitalized software development costs is due to new product enhancement activities for our Alineo product suite being performed during the six months ended June 30, 2008 compared to the costs incurred developing Alineo during the six months ended June 30, 2007. Research and development costs decreased $0.2 million for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007. This decrease in consultant costs is primarily due to a lesser reliance on outside contractors to support efforts to develop new functionality in Alineo and Nexalign. There was an increase in personnel and personnel related costs compared to the same period in 2007; however, this increase was offset by the redeployment of former research and development personnel to sales and marketing.

As a percentage of revenue, research and development expenses decreased for the three and six months ended June 30, 2008 compared to the same period in 2007.

General and administrative

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(in thousands)	2008	2007	$	%	2008	2007	$	%

General and administrative	$3,784	$3,988	$(204)	(5)%	$7,653	$7,937	$(284)	(4)%
As a percentage of revenue	27%	41%			31%	41%

General and administrative expenses decreased $0.2 million for the three months ended June 30, 2008 compared to the same period in 2007 due to a decrease in stock compensation expense under SFAS No. 123R and sales tax expense of $0.3 million and $0.2 million, respectively, offset by an increase in personnel and personnel related costs and depreciation of $0.1 million and $0.1 million, respectively.

General and administrative expenses decreased $0.3 million for the six months ended June 30, 2008 compared to the same period in 2007 due to a decrease in stock compensation expense under SFAS No. 123R, sales tax expense, and personnel and personnel related costs of $0.2 million, $0.2 million, and $0.1 million, respectively, offset by an increase in depreciation of $0.2 million.

As a percentage of revenue, general and administrative expenses decreased for the three and six months ended June 30, 2008 compared to the same period in 2007.

Other operating

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(in thousands)	2008	2007	$	%	2008	2007	$	%

Other operating	$1,456	$—	$1,456	—%	$1,456	$—	$1,456	—%
As a percentage of revenue	10%	—%			6%	—%

Other operating expenses include the cost of professional services associated with entering into the Merger Agreement. A significant portion of these professional services were for legal fees and investment banking fees.

Interest (expense) income, net

We recorded interest expense, net, of $0.1 million for the three months ended June 30, 2008 compared to interest income, net, of $7 for the three months ended June 30, 2007. The increase is primarily the result of an increase in the number of capital lease financings entered into during the last six months of 2007 and first six months of 2008. In addition, we earned less interest income for the three months ended June 30, 2008 due to lower average cash balances during the quarter compared to the three months ended June 30, 2007.

We recorded interest expense, net, of $0.2 million for the six months ended June 30, 2008 compared to interest income, net, of $0.1 million for the six months ended June 30, 2007. The increase is primarily the result of an increase in the number of capital lease financings entered into during the last six months of 2007 and first quarter of 2008. In addition, we earned less interest income during the six months ended June 30, 2008 due to lower average cash balances compared to the six months ended June 30, 2007.

Loss available to common shareholders

We recorded a loss available to common shareholders of $0.4 million for the three months ended June 30, 2008 compared to a loss available to common shareholders of $2.5 million for the three months ended June 30, 2007. Gross profit increased $3.7 million and increased as a percentage of revenue to 63% for the three months ended June 30, 2008 from 54% for the comparable period in 2007. This increase, along with an increase in operating expenses of $1.3 million for the three months ended June 30, 2008 from the comparable period in 2007, resulted in a $0.2 million loss from operations for the three months ended June 30, 2008 compared to a $2.5 million loss from operations for the three months ended June 30, 2007. In addition, we had interest expense, net, of $0.1 million for the three months ended June 30, 2008 compared to interest income, net, of $7 for the three months ended June 30, 2007.

We recorded a loss available to common shareholders of $2.9 million for the six months ended June 30, 2008 compared to a loss available to common shareholders of $5.0 million for the six months ended June 30, 2007. Gross profit increased $3.8 million and increased as a percentage of revenue to 58% for the six months ended June 30, 2008 from 54% for the comparable period in 2007. This increase, along with an increase in operating expenses of $1.3 million for the three months ended June 30, 2008 from the comparable period in 2007, resulted in a $2.6 million loss from operations for the six months ended June 30, 2008 compared to a $5.1 million loss from operations for the six months ended June 30, 2007. In addition, we had interest expense, net, of $0.2 million for the six months ended June 30, 2008 compared to interest income, net, of $0.1 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

The following table highlights our key financial measurements:

	June 30,	December 31,
(in thousands)	2008	2007

Cash and cash equivalents	$9,343	$9,857
Accounts receivable, net	8,196	9,991
Working capital (1)	(303)	2,971
Deferred revenues	11,346	10,372
Total capital lease obligations and notes payable	4,915	5,600

	Six Months Ended June 30,
	2008	2007
Cash flow activities
Net cash provided by (used in) operating activities	$3,016	$(1,871)
Net cash used in investing activities	(2,145)	(2,439)
Net cash used in financing activities	(1,385)	(951)

(1)  As of June 30, 2008 and December 31, 2007, current liabilities include deferred revenues of $11.2 million and $10.0 million, respectively.

Our sources of liquidity include cash on hand, cash from operations, and amounts available under our $8.0 million working capital facility. We believe these sources will be adequate to finance our capital requirements and operations for at least the next twelve months. As of June 30, 2008 and December 31, 2007, we had cash of $9.3 million and $9.9 million, respectively, and receivables of $8.2 million and $10.0 million, respectively. As of June 30, 2008 and December 31, 2007, we had no borrowings under our bank working capital facility. As of June 30, 2008 and December 31, 2007, we had $4.2 million and $4.5 million, respectively, in total capital equipment financing, primarily capital leases, outstanding. As of June 30, 2008 and December 31, 2007, we had $0.6 million and $0.8 million, respectively, of software maintenance financing outstanding and $0.1 million and $0.3 million, respectively, of insurance premium financing outstanding.

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

As of June 30, 2008, we had no borrowings outstanding under the working capital facility and availability of approximately $3.1 million.

Operating Activities

Net cash provided by operating activities was $3.0 million for the six months ended June 30, 2008 compared to net cash used in operating activities of $1.9 million for the six months ended June 30, 2007. Net cash used in operating activities for the six months ended June 30, 2008 consisted of a net loss of $2.9 million, partially offset by non-cash depreciation and amortization of $2.5 million, non-cash stock compensation expense of $0.4 million, a decrease in accounts receivable of $1.8 million, and a decrease in prepaid expenses and other assets of $0.3 million. This was further offset by increases in accrued payroll and related costs, other accrued expenses, and deferred revenue of $0.2 million, $0.2 million, and $1.0 million, respectively. Other changes in working capital, primarily a reduction in accounts payable, used an additional $0.5 million in cash. Net cash used in operating activities for the six months ended June 30, 2007 consisted of a net loss of $5.0 million, partially offset by non-cash depreciation and amortization of $1.9 million, non-cash stock compensation expense of $0.5 million, and a decrease in accounts receivable of $1.8 million, primarily attributable to the billing and collection during the six months ended June 30, 2007 of unbilled receivables as of December 31, 2006. Other changes in working capital, primarily a reduction in current liabilities, used an additional $1.1 million in cash.

Investing Activities

Net cash used in investing activities was $2.1 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively. Net cash used in investing activities for the six months ended June 30, 2008 consisted of the capitalization of product development costs of $1.9 million and the purchase of capital expenditures of $0.2 million. Net cash used in investing activities for the six months ended June 30, 2007 related to development activities to enhance our product offering and the capitalization of the costs associated with those projects of $1.9 million and the purchase of capital expenditures $0.5 million.

Financing Activities

Net cash used in financing activities was $1.4 million for the six months ended June 30, 2008 compared to net cash used in financing activities of $1.0 million for the six months ended June 30, 2007. Net cash used in financing activities for the six months ended June 30, 2008 consisted of proceeds from the exercise of stock options of $0.1 million offset by repayments against our capital leases outstanding of $1.1 million and repayments of our insurance premium financing and maintenance note financing of $0.4 million. Net cash used in financing activities for the six months ended June 30, 2007 consisted of repayments against our capital leases outstanding of $1.0 million and repayments against our equipment line of credit and insurance premium financing of $0.3 million, partially offset by proceeds from the exercise of stock options of $0.3 million.

In the event that the Merger and the transactions contemplated by the Merger Agreement are not consummated, we believe that our cash balances, cash flows from operations and available borrowings under our working capital facility, and capital leases will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. We believe opportunities may exist to expand our current business through strategic acquisitions and investments in technology. Changes in our operating plans, lower than anticipated revenue, increased expenses or other events, including those described in “Risk Factors” may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans, our financial condition and results of operations. Additional equity financing would be dilutive to the holders of common stock, and debt financing, if available, may involve significant cash payment obligations and covenants or financial ratio requirements that restrict our ability to operate our business. We do not, however, have any current plans to issue additional equity, including preferred stock, in the near future.

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

As of June 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues from Blue Cross Blue Shield of Florida (“Florida”), HCSC, and Blue Cross Blue Shield of Minnesota (“Minnesota”) accounted for approximately 21%, 20%, and 14%, respectively, of our revenue for the three months ended June 30, 2008. Our revenues from HCSC and Horizon Blue Cross Blue Shield (“Horizon”) accounted for approximately 32% and 10%, respectively, of our revenue for the three months ended June 30, 2007. Our revenues from HCSC, Minnesota, and Florida accounted for approximately 23%, 13%, and 12%, respectively, of our revenue for the six months ended June 30, 2008. Our revenues from HCSC and Horizon, accounted for approximately 28% and 10%, respectively, of our revenue for the six months ended June 30, 2007. Collectively, our top five customers accounted for approximately 66% and 58% of our revenue for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, our top five customers collectively accounted for approximately 58% and 55%, respectively, of our revenue. Although we are seeking to broaden our customer base, we anticipate that a small number of customers will continue to account for a large percentage of our revenue. The loss of one or more of our key customers, or fewer or smaller orders from them, would adversely affect our revenue.

In addition, the number of potential customers in the electronic health care information market is limited, and therefore, our total customer base is limited. We believe that there are approximately 300 additional potential customers in our market. As of June 30, 2008, we had contracts with 47 entities that represented approximately 57 regional and national managed care organizations. If we lose one contract, we may lose more than one entity as a customer. Our contracts with our customers are typically five-year agreements. We do, however, enter into contracts with our customers that do not require long-term commitments, such as annual maintenance contracts or contracts for our transactional solutions. If we are not able to attract additional customers, license new solutions to our existing customers or obtain contract renewals from our customers, our revenue could decline.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in four of the last five years, and no net income has been available to common shareholders in four of the last five years. As of June 30, 2008, our shareholders’ equity was $12.3 million and we had an accumulated deficit of $94.5 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Failure to complete the merger could negatively affect the market price of our common price.

If the Merger is not completed for any reason, we will be subject to a number of material risks, including the following:

•                  the market price of our common stock may decline to the extent that the current market price of our shares reflects a market assumption that the Merger will be completed;

•                  costs relating to the Merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid even if the Merger is not completed; and

•                  the diversion of management’s attention from our day-to-day business, the potential disruption to our employees and our relationships with customers and others during the period before the completion of the Merger may make it difficult for us to maintain or regain our financial and market positions if the Merger does not occur.

If the Merger is not approved by our shareholders at the special meeting, we will not be permitted to complete the Merger and each party will have the right to terminate the Merger Agreement. Upon termination of the Merger Agreement, under certain circumstances, we may be required to pay HCSC a termination fee. Further, if the Merger is terminated and our Board of Directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to pay an equivalent or better price than the price to be paid in the Merger.

The “non-solicitation” restrictions and the termination fee provisions in the Merger Agreement may discourage other companies from trying to acquire us.

While the Merger Agreement is in effect, subject to specified exceptions, we are prohibited from soliciting, initiating, or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than HCSC and its affiliated entities. In addition, pursuant to the Merger Agreement, we are obligated to pay a termination fee to HCSC in specified circumstances. These provisions could discourage other parties from trying to acquire our company even though those other parties might be willing to offer greater value to our shareholders than HCSC has offered in the Merger Agreement.

The pending merger may disrupt our normal business operations and the merger agreement imposes certain restrictions on our activities until the closing.

Our customers or vendors may seek to modify or terminate existing agreements, and prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger. Our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the merger. In addition, the merger agreement limits certain of our activities that are considered as other than in the ordinary course of business, including the declaration of dividends, the issuance and repurchase of shares of common stock, changes to our charter and bylaws, capital expenditures, acquisitions, and investments, the ability to incur additional indebtedness and the settlement of certain claims, among others.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 27, 2008 (the “Annual Meeting”).

At the Annual Meeting, Paul E. Blondin was nominated for, and elected by the shareholders to, our Board of Directors. Mr. Blondin will serve on our Board of Directors along David St.Clair, Timothy W. Wallace, Thomas R. Morse, and Elizabeth A. Dow, each of whose terms continued after the Annual Meeting. The number of votes cast for, and withheld with respect to, Mr. Blondin is set forth below:

	For	Withheld
Paul E. Blondin	9,298,730	348,690

Item 6.  Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document

2.1

Agreement and Plan Merger, dated as of June 17, 2008, by and among MEDecision, Inc., Health Care Service Corporation, and Mercury Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

10.1

Consulting Agreement dated April 21, 2008 between MEDecision, Inc. and Timothy W. Wallace (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on April 21, 2008)

10.2

Employment Agreement dated June 17, 2008 by and between MEDecision, Inc. and David St. Clair (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

10.3

Employment Agreement dated June 17, 2008 by and between MEDecision, Inc. and Carl E. Smith (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.1

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and David St. Clair (incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.2

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Carl E. Smith (incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.3

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Liberty Ventures I, L.P. (incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.4

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Liberty Ventures II, L.P. (incorporated by reference to Exhibit 99.4 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.5

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Stockwell Fund, L.P. (incorporated by reference to Exhibit 99.5 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.6

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Grotech V Maryland Fund, L.P. (incorporated by reference to Exhibit 99.6 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.7

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Grotech V Fund, L.P. (incorporated by reference to Exhibit 99.7 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

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

MEDECISION, INC.

August 14, 2008	By:	/s/ DAVID ST.CLAIR
David St.Clair
Chairman of the Board of Directors and Chief Executive Officer

August 14, 2008	By:	/s/ CARL E. SMITH
Carl E. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Agreement and Plan Merger, dated as of June 17, 2008, by and among MEDecision, Inc., Health Care Service Corporation, and Mercury Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

10.1

Consulting Agreement dated April 21, 2008 between MEDecision, Inc. and Timothy W. Wallace (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on April 21, 2008)

10.2

Employment Agreement dated June 17, 2008 by and between MEDecision, Inc. and David St. Clair (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

10.3

Employment Agreement dated June 17, 2008 by and between MEDecision, Inc. and Carl E. Smith (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.1

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and David St. Clair (incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.2

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Carl E. Smith (incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.3

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Liberty Ventures I, L.P. (incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.4

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Liberty Ventures II, L.P. (incorporated by reference to Exhibit 99.4 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.5

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Stockwell Fund, L.P. (incorporated by reference to Exhibit 99.5 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.6

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Grotech V Maryland Fund, L.P. (incorporated by reference to Exhibit 99.6 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

99.7

Voting Agreement dated as of June 17, 2008, by and among Health Care Service Corporation, Mercury Acquisition Corp., and Grotech V Fund, L.P. (incorporated by reference to Exhibit 99.7 filed with the Company’s Current Report on Form 8-K on June 18, 2008)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002